Form 10-Q
period 2007-03-31
Hicks Acquisition CO I Inc.
filed 2007-11-13
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-33704

HICKS ACQUISITION COMPANY I, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8521842
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Crescent Court, Suite 1200, Dallas, Texas 75201
(214) 615-2300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No  ☐

As of November 13, 2007, the registrant had 69,000,000 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY I, INC.

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED BALANCE SHEETS

	March 1, 2007	March 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash	$250,000	$250,000
Noncurrent asset:
Deferred offering costs	122,799	133,551
Total assets	$372,799	$383,551

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued expenses	$124,799	$124,799
Accrued expenses—related party	—	10,928
Note payable—related party	225,000	225,000
Total current liabilities	349,799	360,727
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 1, 2007 and March 31, 2007, respectively	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; 11,500,000 shares issued and outstanding at March 1, 2007 and March 31, 2007, respectively	1,150	1,150
Additional paid-in capital	23,850	23,850
Deficit accumulated during the development stage	(2,000)	(2,176)
Total stockholder’s equity	23,000	22,824
Total liabilities and stockholder’s equity	$372,799	$383,551

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

Period from February 26, 2007 (inception) through March 31, 2007

Operating Expenses:
Professional services	$2,000
Formation and operating costs	176
Net loss	$(2,176)
Loss per common share:
Basic and diluted	$—
Average common shares outstanding:
Basic and diluted	11,500,000

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

Period from February 26, 2007 (inception) through March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,176)
Changes in operating assets and liabilities:
Accrued expenses	2,176
Net cash provided by operating activities	$—
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable—related party	$222,500
Proceeds from sale of units—related party	25,000
Net cash provided by financing activities	$250,000
Increase in cash	250,000
Cash at beginning of period	—
Cash at end of period	$250,000
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deferred offering costs included in accrued expenses	$133,551

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional	Deficit Accumulated During the Development	Total Stockholder’s
	Shares	Amount	Paid-in Capital	Stage	Equity

Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Net loss	—	—	—	(2,000)	(2,000)
Balance at March 1, 2007	11,500,000	1,150	23,850	(2,000)	23,000
Net loss (unaudited)	—	—	—	(176)	(176)
Balance at March 31, 2007 (unaudited)	11,500,000	$1,150	$23,850	$(2,176)	$22,824

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Interim Financial Information

These unaudited condensed financial statements as of March 31, 2007, the results of operations for the period February 26, 2007 (inception) through March 31, 2007, and cash flows for the period February 26, 2007 (inception) through March 31, 2007, have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Hicks Acquisition Company I, Inc. (the “Company”).  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period ended October 3, 2007 included in Amendment No. 2 to the Current Report on Form 8-K filed by the Company on November 13, 2007.

Note 2—Organization and Nature of Business Operations, Basis of Presentation

The Company is a newly organized blank check company formed on February 26, 2007 under the General Corporation Law of the State of Delaware for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets.  The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry.  Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth.  However, the Company will not complete a business combination with an entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada.

At March 31, 2007, the Company had not commenced any operations.  All activity through March 31, 2007 relates to the Company’s formation and the proposed offering described below.  The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed offering, which is discussed in Note 4.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the proposed offering, although substantially all of the net proceeds of the proposed initial public offering are intended to be generally applied toward consummating one or more business combinations with an operating company.  The Company anticipates that the initial business combination must occur with one or more target businesses that collectively have a fair market value of at least 80% of the initial amount held in the trust account (excluding the amount held in the trust account representing the underwriters’ deferred commission).  If the Company acquires less than 100% of one or more target businesses, the aggregate fair market value of the portion or portions the Company acquires must equal at least 80% of the amount held in the trust account.  In no event, however, will the Company acquire less than a controlling interest of a target business (that is, not less than half of the voting equity interests of the target business).

The Company will seek stockholder approval before it will effect an initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law.  In connection with the stockholder vote required to approve any initial business combination, the Company’s existing stockholders, HH-HACI, L.P., and certain of the Company’s directors have agreed to vote the founder’s shares (as defined in Note 6 below) owned by them immediately before this offering in accordance with the majority of the shares of common stock voted by the public stockholders.  “Public stockholders” is defined as the holders of common stock sold in the proposed offering or in the aftermarket.  The Company will proceed with an initial business combination only if (i) the business combination is approved by a majority of votes cast by the Company’s public stockholders at a duly held stockholders meeting, (ii) an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence is approved by holders of a majority of the Company’s outstanding shares of common stock, (iii) public stockholders owning no more than 30% (minus one share) of the Company’s outstanding shares of common stock sold in the offering both vote against the business combination and exercise their conversion rights, and (iv) the Company has confirmed that it has sufficient cash resources to pay both (x) the consideration required to close its initial business combination, and (y) the cash due to public stockholders who vote against the business combination and who exercise their conversion rights.  If the conditions to consummate the proposed business combination are not met but sufficient time remains before the Company’s corporate life expires, the Company may attempt to effect another business combination.

If the initial business combination is approved and completed, each public stockholder voting against such qualifying business combination will be entitled to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (including deferred underwriting commissions and interest earned on the trust account, net of income taxes payable on such interest and net of interest income of up to approximately $6.6 million released to fund the Company’s working capital requirements).  Public stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.

The Company will liquidate and promptly distribute only to the public stockholders the amount in the trust account, less any income taxes payable on interest income and any interest income of up to approximately $6.6 million, on the balance (net of taxes payable) of the trust account previously released to the Company to fund its working capital requirements, plus any remaining net assets if the Company does not consummate a business combination within 24 months after the date of the prospectus filed with the U.S. Securities and Exchange Commission.  If the Company fails to consummate such business combination within 24 months of the date of the prospectus, the Company’s amended and restated certificate of incorporation also provides that the Company’s corporate existence will automatically cease 24 months from the date of this prospectus except for the purpose of winding up its affairs and liquidating.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the proposed offering (assuming no value is attributed to the warrants contained in the units to be offered in the proposed offering discussed in Note 4).

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[a] Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[b] Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

The 11,500,000 warrants (after giving effect to the stock split discussed in Note 8) to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended March 31, 2007.

[c] Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

[d] Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate differs from the statutory rate of 35% due to the increase in the valuation allowance.

[e] Deferred offering costs:

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the proposed offering and that will be charged to capital upon the receipt of the capital raised.

[f] Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4—PROPOSED PUBLIC OFFERING

The proposed offering calls for the Company to offer for sale 48,000,000 units at a price of $10.00 per unit.  Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant.  Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 per share commencing on the later of: (i) the completion of the initial business combination, or (ii) 12 months from the effective date of the offering.  The warrants expire four years from the effective date of the offering, unless earlier redeemed.  The warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30 trading day period. See Note 8 for a discussion of the completion of the public offering.

NOTE 5—NOTE PAYABLE TO AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company issued an aggregate of $225,000 in an unsecured promissory note to Mr. Hicks, the Company’s founder and chairman of the board, on March 1, 2007.  The note was non-interest bearing and was payable on the earlier of December 31, 2007 or the consummation of the offering by the Company.  Due to the short-term nature of the note, the fair value of the note approximated the carrying amount.  The Company repaid the note on October 3, 2007 out of the proceeds of the Offering.

The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC, an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. The services commenced on October 3, 2007 and will terminate upon the earlier of: (i) the Company’s consummation of an initial business combination; or (ii) the liquidation of the Company.

HH-HACI, L.P., a Delaware limited partnership (the “Sponsor”), has committed to purchase an aggregate of 7,000,000 warrants (the “Sponsor Warrants”) at $1.00 per warrant (for a total purchase price of $7,000,000) from the Company pursuant to Regulation D.  Mr. Hicks, the Company’s founder and chairman of the board, is the sole member of HH-HACI GP, LLC, the general partner of HH-HACI, L.P.  In addition, Mr. Hicks, Mr. Armes, the Company’s president, chief executive officer, chief financial officer and one of the Company’s directors, Mr. Neumann, a senior vice president of the Company, Mr. Swartz, a senior vice president of the Company, Ms. Vest, a senior vice president of the Company, Thomas O. Hicks, Jr., the Company’s secretary and a vice president, and Mack H. Hicks, a vice president of the Company, are each limited partners of HH-HACI, L.P.  These purchases will take place on a private placement basis simultaneously with the closing of the proposed offering.  The Sponsor Warrants will not be transferable or saleable by the Sponsor (except as described below) until 180 days after the completion of an initial business combination. However, the Sponsor will be permitted to transfer the warrants held by it to the Company’s officers and directors, and other persons or entities affiliated with the Sponsor, but the transferees receiving such securities will be subject to the same transfer restrictions.  The Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or the Sponsor’s permitted transferees.  If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants including in the units being sold in this offering.  Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the proposed offering, except that the Sponsor Warrants may be exercised on a cashless basis.  The purchase price of the Sponsor Warrants has been determined to be the fair value of such warrants as of the purchase date.  Mr. Hicks, the Company’s founder and chairman of the board is required, pursuant to a written co-investment securities purchase agreement, to purchase, directly or through a controlled affiliate,

2,000,000 co-investment units at a price of $10.00 per unit for an aggregate purchase price of $20 million in a private placement that will occur immediately prior to the consummation of the initial business combination.  The co-investment units will be identical to the units sold in the proposed public offering, except that (i) the co-investment warrants will not be redeemable by us so long as they are held by Mr. Hicks, a controlled affiliate of Mr. Hicks who purchases the co-investment units or their permitted transferees, and (ii) with limited exceptions, the co-investment shares and co-investment warrants (including the common stock issuable upon exercise of the co-investment warrants) may not be transferred, assigned or sold until 180 days after the completion of our initial business combination.  The proceeds of the sale of the co-investment units will not be deposited into the trust account and will not be available for distribution to the public stockholders in the event of a liquidation of the trust account, or upon conversion of shares held by public stockholders.

NOTE 6—FOUNDER’S UNITS

On March 1, 2007, the Sponsor purchased 11,500,000 founder’s units (after giving effect to a stock split, discussed in greater detail in Note 8, approved by the Company’s board of directors in July 2007) for an aggregate amount of $25,000, or $0.0022 per unit.  Each founder’s unit consists of one share of common stock (a “founder’s share”), and one warrant to purchase common stock (a “founder’s warrant”).

The founder’s shares are identical to the shares of common stock included in the units being sold in the proposed offering, except that:

•                 the Sponsor, except in limited circumstances, may not sell or otherwise transfer any of the founder’s shares or founder’s warrants until 180 days after the completion of our initial business combination (however, the Sponsor will be permitted to transfer the founder’s shares and founder’s warrants to the Company’s officers and directors, and other persons or entities affiliated with the Sponsor, provided that the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor);

•                 the Sponsor must vote the founder’s shares in the same manner as a majority of the public stockholders in connection with the vote required to approve a business combination;

•                 the Sponsor must vote the founder’s shares in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for its perpetual existence in connection with a vote to approve the Company’s initial business combination;

•                 the Sponsor will not be able to exercise conversion rights granted to the public stockholders with respect to the founder’s shares; and

•                 the Sponsor has waived its rights to participate in any liquidation distribution with respect to the founder’s shares if the Company fails to consummate a business combination.

The founder’s warrants are identical to those included in the units being sold in the proposed offering, except that:

•                 the founder’s warrants are subject to the transfer restrictions described below;

•                 the founder’s warrants may not be exercised unless and until the last sale price of the Company’s common stock equals or exceeds $13.75 per share for any 20 days within any 30 trading day period beginning 90 days after the Company’s initial business combination and there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants;

•                 the founder’s warrants will not be redeemable by the Company as long as they are held by the Sponsor or its permitted transferees; and

•                 the founder’s warrants may be exercised by the holder on a cashless basis.

NOTE 7—STOCKHOLDER’S EQUITY

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares were issued and outstanding as of March 31, 2007 (unaudited) and March 1, 2007.

Common Stock

The authorized common stock of the Company includes up to 225,000,000 shares.  The holders of the common shares are entitled to one vote for each share of common stock.  In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors.  At March 31, 2007 and March 1, 2007, the Company had 11,500,000 (after giving effect to the stock split discussed in Note 8 below) shares of common stock issued and outstanding.

NOTE 8—SUBSEQUENT EVENTS

On July 24, 2007, the board of directors approved a 1.15-for-1 stock split resulting in an increase of common shares from 10,000,000 shares to 11,500,000 shares.  The par value of the common stock remained $0.0001 per share.  The stock split approved July 24, 2007 is reflected in the per share data in the accompanying financial statements as if it occurred on February 26, 2007.

On August 30, 2007, the Sponsor transferred an aggregate of 230,000 of these founder’s units to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of the Company’s board of directors.  Each founder’s unit consists of one share of common stock and one warrant to purchase common stock.

On September 27, 2007, the board of directors approved a stock dividend of 0.2 shares of common stock for every share of common stock issued and outstanding as of September 27, 2007.  The stock dividend was granted in connection with an increase in the number of units being offered in the proposed offering.  Total common shares increased from 11,500,000 shares to 13,800,000 shares, of which 276,000 were held by Messrs. Cunningham, Montgomery, Mulroney and Quinn, as a result of the stock dividend.  The par value of the stock remained $0.0001 per share.

The registration statement for the proposed offering was declared effective on September 27, 2007.  The Company consummated its initial public offering (the “Offering”) on October 3, 2007 and received net proceeds of approximately $529.4 million and $7.0 million from the sale of the Sponsor Warrants on a private placement basis.  The Company sold 55,200,000 units, including 7,200,000 units pursuant to the underwriters’ over-allotment option, at the offering price of $10.00 per unit.  Each unit consists of one share of the Company’s common stock and one warrant.  Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of an initial business combination or September 27, 2008 and expiring September 27, 2011.  The Company may redeem the warrants, at a price of $0.01 per warrant, upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.75 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which the notice of redemption is given.  In accordance with the warrant agreement relating to the warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the warrants.  The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Additionally, in the event that a registration is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise.  Consequently, the warrants may expire unexercised and unredeemed.

The Company entered into an agreement with the underwriters of the Offering (the “Underwriting Agreement”).  The Underwriting Agreement requires the Company to pay 3.85% of the gross proceeds of the Offering as an underwriting discount plus an additional 3.15% of the gross proceeds only upon consummation of an initial business combination.  The Company paid an underwriting discount of 3.85% of the gross proceeds ($21,252,000) in connection with the consummation of the Offering and has placed 3.15% of the gross proceeds ($17,388,000) in the trust account.  The Company did not pay any discount related to the warrants sold in the private placement.  The underwriters have waived their right to receive payment of the 3.15% of the gross proceeds upon the Company’s liquidation if it is unable to complete a business combination.

Pursuant to a Sponsor Warrants Securities Purchase Agreement, dated September 27, 2007, the Sponsor has purchased from the Company, in the aggregate, 7,000,000 Sponsor Warrants for $7,000,000.  The purchase and issuance of the Sponsor Warrants occurred simultaneously with the consummation of the Offering on a private placement basis.  All of the proceeds the Company received from these purchases were placed in the trust account.  The Sponsor Warrants are identical to the warrants included in the units sold in the Offering, except that the Sponsor Warrants: (i) will not be redeemable by the Company so long as they are held by the Sponsor or any of its permitted transferees; (ii) will be subject to certain transfer restrictions and (iii) may be exercised for cash or on a cashless basis.  The Sponsor has agreed not to transfer, assign or sell any of the Sponsor Warrants, including the common stock issuable upon exercise of the Sponsor Warrants, until 180 days after the completion of our initial business combination.  If the Company does not complete an initial business combination then the $7,000,000 will be part of the liquidating distribution to the Company’s public stockholders, and the Sponsor Warrants will expire worthless.

The Sponsor and Messrs. Hicks, Cunningham, Montgomery, Mulroney and Quinn are also party to a registration rights agreement with the Company, which entitles such stockholders and Mr. Hicks to require the Company to register a sale of any of the Company’s securities held by them.  Pursuant to the agreement, these stockholders are entitled to make up to three demands that the Company register such securities for sale under the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, the stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.  However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Exchange Act to become effective until termination of the applicable lock-up period, which occurs 180 days after the completion of the Company’s initial business combination. The Company will bear the costs and expenses of filing any such registration statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Hicks Acquisition Company I, Inc.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.  Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements.  When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission.  All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed on February 26, 2007, to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or assets.  Our efforts in identifying prospective target businesses will not be limited to a particular industry, but we will not enter into a business combination with any entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada.  We intend to effect an initial business combination using cash from the proceeds of our recently completed initial public offering, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

For the period from February 26, 2007 (inception) through March 31, 2007, we had a net loss of $2,176.  We incurred costs of $133,551 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.

Our entire activity from February 26, 2007 (inception) through March 31, 2007, has been to prepare for our initial public offering.  We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 24 months from September 27, 2007.

Liquidity and Capital Resources

On October 3, 2007, we consummated our initial public offering of 55,200,000 units (including 7,000,000 units pursuant to the underwriters’ over-allotment option) at a price of $10 per unit.  We received net proceeds of approximately $536.4 million from the offering.  For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 8 of the unaudited condensed financial statements included in Part I, Item 1 of this Report.  As of March 31, 2007, we had cash of $250,000.  Until the consummation of our initial public offering, our only source of liquidity was a $225,000 loan made to us in March 2007 by our founder and chairman of the board.  This loan was repaid out of the proceeds of the offering.  All liabilities were related to costs associated with the offering.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and general and administrative services payable to Hicks Holdings Operating LLC, an affiliate of our founder and chairman of the board. We began incurring this fee on October 3, 2007, and will continue to incur this fee monthly until the completion of our initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

The 11,500,000 warrants (after giving effect to the stock split discussed in Note 8 of the unaudited condensed financial statements included in Part I, Item 1 of this Report) to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended March 31, 2007.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The effective tax rate differs from the statutory rate of 35% due to the increase in the valuation allowance.

Deferred offering costs:

Deferred offering costs consist principally of legal and underwriting fees incurred through the balance sheet date that are related to the proposed offering and that will be charged to capital upon the receipt of the capital raised.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, our efforts were limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument.  These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $536.1 million of the net initial public offering proceeds (which includes approximately $17.4 million of the proceeds attributable to the underwriters’ deferred discount from the initial public offering) has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company as trustee.  As of October 31, 2007, the balance of the trust account was $537.9 million.  The proceeds held in trust have only been invested in U.S. government securities having a maturity of 90 days or less or in money market funds, which invest principally in either short-term securities issued or guaranteed by the United States having the highest rating from a recognized credit rating agency or tax exempt municipal bonds issued by governmental entities located within the United States or otherwise meeting the conditions under Rule 2a-7 under the Investment Company Act.  Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments.  As of October 31, 2007, the effective annualized interest rate payable on our investment was approximately 4.2%.  Assuming no other changes to our holdings as of October 31, 2007, a 1% decrease in the underlying interest rate payable on our investment as of October 31, 2007 would result in a decrease of approximately $0.4 million in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.  We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception.  We do not currently expect to engage in any hedging activities.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007.  Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer/Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated September 27, 2007 filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of November 13, 2007, there have been no material changes to the risk factors disclosed in our prospectus dated September 27, 2007 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2007, we sold 10,000,000 units (which were subsequently increased to 13,800,000 units through a stock split and stock dividend), with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $7.50 per share, to HH-HACI, L.P., a Delaware limited partnership, without registration under the Securities Act.  On August 30, 2007, HH-HACI, L.P. transferred an aggregate of 230,000 of these units to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of the Company’s board of directors.  A stock dividend on September 27, 2007, increased the number of units held by Messrs. Cunningham, Montgomery, Mulroney and Quinn to 276,000.

Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor.  The securities were sold for an aggregate offering price of $25,000 at an average purchase price of $0.0022 per unit.

Thomas O. Hicks, our officers and various officers of Hicks Holdings LLC and Hicks Equity Partners, LLC are equity holders in HH-HACI, L.P.  HH-HACI, L.P. is an accredited investor for purposes of Rule 501 of Regulation D.  Each of the equity holders in HH-HACI, L.P. are accredited investors under Rule 501 of Regulation D.  The sole business of HH-HACI, L.P. is to act as the Company’s Sponsor in connection with its initial public offering.  The limited partnership agreement of HH-HACI, L.P. provides that its partnership interests may only be transferred to officers or directors of the Company or other persons affiliated with the Sponsor, or in connection with estate planning transfers.

Use of Proceeds from the Initial Public Offering

On October 3, 2007, we consummated our initial public offering of 55,200,000 units, including 7,200,000 units subject to the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise of $7.50 per share.  The warrants will become exercisable on the later of (i) the completion of the initial business combination, or (ii) 12 months from the effective date of the offering.  The warrants expire four years from the effective date of the offering, unless earlier redeemed.  The warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30 trading day period.  The units from the public offering (including the over-allotment option) were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552,000,000.  Citigroup Global Markets Inc., acted as sole bookrunning manager and representatives of Lazard Capital Markets LLC and Ladenburg Thalmann & Co. Inc. (together, the “Underwriters”).  The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-143747).  The Securities and Exchange Commission declared the registration statement effective on September 27, 2007.

We paid a total of $21,252,000 in underwriting discounts and commissions and approximately $1.6 million for other costs and expenses related to the offering and the over-allotment option.  In addition, the underwriters agreed to defer $17,388,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated.  We also repaid our chairman of the board $225,000 in satisfaction of an outstanding promissory note after the closing of our initial public offering.

We also consummated the simultaneous private sale of 7,000,000 warrants (the “Sponsor Warrants”) to HH-HACI, L.P. at a price of $1.00 per warrant (for an aggregate purchase price of $7,000,000).  These warrants are identical to the warrants underlying the units sold in our initial public offering except that the Sponsor Warrants will not be redeemable by the Company so long as they are still held by the original purchasers or their affiliates. HH-HACI, L.P. has agreed that the Sponsor Warrants will not be sold or transferred by it until after the Company has completed a business combination.  The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from the offering were $536,398,000 and an amount of $536,148,000 (or approximately $9.71 per unit sold in the initial public offering) was placed in trust.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2007, we submitted a proposal to our stockholders to (i) amend and restate our certificate of incorporation and (ii) amend and restate our bylaws. The proposal was approved by unanimous written consent of our five stockholders on such date.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

Exhibit Number	Description

10.1

Promissory Note, dated March 1, 2007, issued by the Company to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

10.2

Securities Purchase Agreement, effective as of March 1, 2007, between the Company and HH-HACI, L.P. (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Registration Statement on Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 4, 2007)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKS ACQUISITION COMPANY I, INC.
Date: November 13, 2007

/S/ JOSEPH B. ARMES
Name:	Joseph B. Armes
Title:	President, Chief Executive Officer and Chief Financial Officer