Form 10-Q
period 2007-06-30
Hicks Acquisition CO I Inc.
filed 2007-11-13
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

HICKS ACQUISITION COMPANY I, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Balance Sheets as of June 30, 2007 (unaudited)

Condensed Statements of Operations for the three months ended June 30, 2007 and the period February 26, 2007 (inception) through June 30, 2007 (unaudited)

Condensed Statements of Cash Flows for the period February 26, 2007 (inception) through June 30, 2007 (unaudited)

Condensed Statements of Stockholders’ Equity for the period February 26, 2007 (inception) through June 30, 2007 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

PART I — FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED BALANCE SHEETS

	March 1, 2007	June 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash	$250,000	$136,128
Prepaids	—	21,042
Total current assets	250,000	157,170
Noncurrent asset:
Deferred offering costs	122,799	1,386,916
Total assets	$372,799	$1,544,086

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$—	$1,129,293
Accrued expenses	124,799	188,250
Accrued expenses—related party	—	36,314
Note payable—related party	225,000	225,000
Total current liabilities	349,799	1,578,857
Commitments and contingencies
Stockholder’s equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 1, 2007 and June 30, 2007, respectively	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; 11,500,000 shares issued and outstanding at March 1, 2007 and June 30, 2007, respectively	1,150	1,150
Additional paid-in capital	23,850	23,850
Deficit accumulated during the development stage	(2,000)	(59,771)
Total stockholder’s equity (deficit)	23,000	(34,771)
Total liabilities and stockholder’s equity	$372,799	$1,544,086

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30, 2007	Period from February 26, 2007 (inception) through June 30, 2007

Operating Expenses:
Professional services	$53,250	$53,250
Formation and operating costs	4,345	6,521
Net loss	$(57,595)	$(59,771)
Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Average common shares outstanding:
Basic and diluted	11,500,000	11,500,000

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30, 2007	Period from February 26, 2007 (inception) through June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,595)	$(59,771)
Changes in operating assets and liabilities:
Prepaid expenses	(21,042)	(21,042)
Accrued expenses	2,000	2,000
Accrued expenses—related party	23,387	25,563
Net cash used in operating activities	$(53,250)	$(53,250)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable—related party	$—	$225,000
Proceeds from sale of units—related party	—	25,000
Payment of offering costs	(60,622)	(60,622)
Net cash (used in) provided by financing activities	$(60,622)	$189,378
(Decrease) Increase in cash	(113,872)	136,128
Cash at beginning of period	250,000	—
Cash at end of period	$136,128	$136,128
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deferred offering costs included in accrued expenses	$1,192,743	$1,326,294

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

			Additional Paid-in Capital	Deficit Accumulated During the Development Stage

					Total Stockholder’s Equity (Deficit)
	Common Stock
	Shares	Amount
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Net loss	—	—	—	(2,000)	(2,000)
Balance at March 1, 2007	11,500,000	1,150	23,850	(2,000)	23,000
Net loss (unaudited)	—	—	—	(57,771)	(57,771)
Balance at June 30, 2007 (unaudited)	11,500,000	$1,150	$23,850	$(59,771)	$(34,771)

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Interim Financial Information

These unaudited condensed financial statements as of June 30, 2007, the results of operations for the three months ended June 30, 2007 and the period February 26, 2007 (inception) through June 30, 2007, and cash flows for the three months ended June 30, 2007 and the period February 26, 2007 (inception) through June 30, 2007, have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Hicks Acquisition Company I, Inc. (the “Company”).  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.

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

At June 30, 2007, the Company had not commenced any operations.  All activity through June 30, 2007 relates to the Company’s formation and the proposed offering described below.  The Company has selected December 31 as its fiscal year end.

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

The 11,500,000 warrants (after giving effect to the stock split discussed in Note 8) to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended June 30, 2007.

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

NOTE 5—NOTE PAYABLE TO AFFILIATE AND RELATED PARTY TRANSACTIONS

The Company issued an aggregate of $225,000 in an unsecured promissory note to Mr. Hicks, the Company’s founder and chairman of the board, on March 1, 2007.  The note was non-interest bearing and was payable on the earlier of December 31, 2007 or the consummation of the offering by the Company.  Due to the short-term nature of the note, the fair value of the note approximated the carrying amount.  The Company repaid the note on October 3, 2007 out of the proceeds of the Offering, as defined.

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

NOTE 7—STOCKHOLDER’S EQUITY

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares were issued and outstanding as of June 30, 2007 (unaudited) and March 1, 2007.

Common Stock

The authorized common stock of the Company includes up to 225,000,000 shares.  The holders of the common shares are entitled to one vote for each share of common stock.  In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors.  At June 30, 2007 and March 1, 2007, the Company had 11,500,000 (after giving effect to the stock split discussed in Note 8 below) shares of common stock issued and outstanding.

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

Results of Operations

For the three months ended June 30, 2007 and for the period from February 26, 2007 (inception) through June 30, 2007, we had a net loss of $57,595 and $59,771, respectively.  We incurred costs of $1,386,916 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.

Our entire activity from February 26, 2007 (inception) through June 30, 2007, has been to prepare for our initial public offering.  We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 24 months from September 27, 2007.

Liquidity and Capital Resources

On October 3, 2007, we consummated our initial public offering of 55,200,000 units (including 7,000,000 units pursuant to the underwriters’ over-allotment option) at a price of $10 per unit.  We received net proceeds of approximately $536.4 million from the offering.  For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 8 of the unaudited condensed financial statements included in Part I, Item 1 of this Report.  As of June 30, 2007, we had cash of $136,128.  Until the consummation of our initial public offering, our only source of liquidity was a $225,000 loan made to us in March 2007 by our founder and chairman of the board.  This loan was repaid out of the proceeds of the offering.  All liabilities were related to costs associated with the offering.

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

The 11,500,000 warrants (after giving effect to the stock split discussed in Note 8 of the unaudited condensed financial statements included in Part I, Item 1 of this Report) to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended June 30, 2007.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, our efforts were limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.  Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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