Form 10-Q
period 2007-09-30
Hicks Acquisition CO I Inc.
filed 2007-11-13
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Condensed Balance Sheets as of September 30, 2007 (unaudited)

Condensed Statements of Operations for the three months ended September 30, 2007 and the period February 26, 2007 (inception) through September 30, 2007 (unaudited)

Condensed Statements of Cash Flows for the period February 26, 2007 (inception) through September 30, 2007 (unaudited)

Condensed Statements of Stockholders’ Equity for the period February 26, 2007 (inception) through September 30, 2007 (unaudited)

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED BALANCE SHEETS

	March 1, 2007	September 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash	$250,000	$33,659
Other current assets	—	263,333
Prepaids	—	12,461
Total current assets	250,000	309,453
Noncurrent asset:
Other assets	—	131,667
Deferred offering costs	122,799	1,462,170
Total assets	$372,799	$1,903,290

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$—	$1,519,671
Accrued expenses	124,799	827,834
Accrued expenses—related party	—	36,341
Note payable—related party	225,000	225,000
Total current liabilities	349,799	2,608,846
Commitments and contingencies
Stockholder’s equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 1, 2007 and September 30, 2007, respectively	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; 11,500,000 and 13,800,000 shares issued and outstanding at March 1, 2007 and September 30, 2007, respectively	1,150	1,380
Additional paid-in capital	23,850	23,620
Deficit accumulated during the development stage	(2,000)	(730,556)
Total stockholder’s equity (deficit)	23,000	(705,556)
Total liabilities and stockholder’s equity	$372,799	$1,903,290

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2007	Period from February 26, 2007 (inception) through September 30, 2007

Operating Expenses:
Professional services	$567,339	$620,589
Formation and operating costs	103,446	109,967
Net loss	$(670,785)	$(730,556)
Loss per common share:
Basic and diluted	$(0.06)	$(0.06)
Average common shares outstanding:
Basic and diluted	11,600,000	11,542,593

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30, 2007	Period from February 26, 2007 (inception) through September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(670,785)	$(730,556)
Changes in operating assets and liabilities:
Prepaid expenses	8,581	(12,461)
Accounts payable and accrued expenses	630,466	632,615
Accrued expenses—related party	—	25,414
Net cash used in operating activities	$(31,738)	$(84,988)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from note payable—related party	$—	$225,000
Proceeds from sale of units—related party	—	25,000
Payment of offering costs	(70,731)	(131,353)
Net cash (used in) provided by financing activities	$(70,731)	$118,647
(Decrease) Increase in cash	(102,469)	33,659
Cash at beginning of period	136,128	—
Cash at end of period	$33,659	$33,659
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Deferred offering costs included in accrued expenses	$1,330,817	$1,330,817
Other assets — current included in accrued expenses	$263,333	$263,333
Other assets — noncurrent included in accrued expenses	$131,667	$131,667

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.

(a Development Stage Company)

STATEMENTS OF STOCKHOLDER’S EQUITY

				Deficit
				Accumulated
				During the	Total
	Common Stock		Additional	Development	Stockholder’s
	Shares	Amount	Paid-in Capital	Stage	Equity (Deficit)
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Net loss	—	—	—	(2,000)	(2,000)
Balance at March 1, 2007	11,500,000	1,150	23,850	(2,000)	23,000
Stock dividend, September 27, 2007	2,300,000	230	(230)	—	—
Net loss (unaudited)	—	—	—	(728,556)	(728,556)
Balance at September 30, 2007 (unaudited)	13,800,000	$1,380	$23,620	$(730,556)	$(705,556)

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Interim Financial Information

These unaudited condensed financial statements as of September 30, 2007, the results of operations for the three months ended September 30, 2007 and the period February 26, 2007 (inception) through September 30, 2007, and cash flows for the three months ended September 30, 2007 and the period February 26, 2007 (inception) through September 30, 2007, have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Hicks Acquisition Company I, Inc. (the “Company”).  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  Interim results are not necessarily indicative of the results that may be expected for the year.

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

At September 30, 2007, the Company had not commenced any operations.  All activity through September 30, 2007 relates to the Company’s formation and the proposed offering described below.  The Company has selected December 31 as its fiscal year end.

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

The 13,800,000 warrants (after giving effect to the stock split and the stock dividend discussed in Note 8) to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended September 30, 2007.

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

NOTE 4—PROPOSED PUBLIC OFFERING

The proposed offering calls for the Company to offer for sale 48,000,000 units at a price of $10.00 per unit.  Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant.  Each warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 per share commencing on the later of: (i) the completion of the initial business combination, or (ii) 12 months from the effective date of the offering.  The warrants expire four years from the effective date of the offering, unless earlier redeemed.  The warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30 trading day period.  See Note 9 for a discussion of the completion of the public offering.

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

NOTE 6—FOUNDER’S UNITS

On March 1, 2007, the Sponsor purchased 11,500,000 founder’s units (after giving effect to a stock split, discussed in greater detail in Note 8, approved by the Company’s board of directors in July 2007) for an aggregate amount of $25,000, or $0.0022 per unit.  On August 30, 2007, the Sponsor transferred an aggregate of 230,000 of these founder’s units to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of the Company’s board of directors.  Each founder’s unit consists of one share of common stock (a “founder’s share”), and one warrant to purchase common stock (a “founder’s warrant”).  The Sponsor, together with Messrs. Cunningham, Montgomery, Mulroney and Quinn, are referred to as the “initial stockholders.”

On September 27, 2007, through a stock dividend (discussed in Note 8), the aggregate number of founder’s units increased to 13,800,000, of which 276,000 were held by Messrs. Cunningham, Montgomery, Mulroney and Quinn.

The founder’s shares are identical to the shares of common stock included in the units being sold in the proposed offering, except that:

•                 the initial stockholders have agreed, except in limited circumstances, not to sell or otherwise transfer any of the founder’s shares or founder’s warrants until 180 days after the completion of our initial business combination (however, the initial stockholders will be permitted to transfer the founder’s shares and founder’s warrants to the Company’s officers and directors, and other persons or entities affiliated with the initial stockholders, provided that the transferees receiving such securities will be subject to the same agreements with respect to such securities as the initial stockholders);

•                 the initial stockholders have agreed to vote the founder’s shares in the same manner as a majority of the public stockholders in connection with the vote required to approve a business combination;

•                 the initial stockholders have agreed to vote the founder’s shares in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for its perpetual existence in connection with a vote to approve the Company’s initial business combination;

•                 the initial stockholders will not be able to exercise conversion rights granted to the public stockholders with respect to the founder’s shares; and

•                 the initial stockholders have waived their rights to participate in any liquidation distribution with respect to the founder’s shares if the Company fails to consummate a business combination.

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

•                 the founder’s warrants will not be redeemable by the Company as long as they are held by the initial stockholders or their permitted transferees; and

•                 the founder’s warrants may be exercised by the holders on a cashless basis.

NOTE 7—STOCKHOLDER’S EQUITY

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  No shares were issued and outstanding as of September 30, 2007 (unaudited) and March 1, 2007.

Common Stock

The authorized common stock of the Company includes up to 225,000,000 shares.  The holders of the common shares are entitled to one vote for each share of common stock.  In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors.  At September 30, 2007 and March 1, 2007, the Company had 13,800,000 (after giving effect to the stock split and stock dividend discussed in Note 8 below) and 11,500,000 (after giving effect to the stock split discussed in Note 8 below) shares of common stock issued and outstanding, respectively.

NOTE 8—STOCK SPLIT AND STOCK DIVIDEND

On September 27, 2007, the board of directors approved a stock dividend of 0.2 shares of common stock for every share of common stock issued and outstanding as of September 27, 2007.  The stock dividend was granted in connection with an increase in the number of units being offered in the proposed offering.  Total common shares increased from 11,500,000 shares to 13,800,000 shares as a result of the stock dividend.  The par value of the stock remained $0.0001 per share.

On July 24, 2007, the board of directors approved a 1.15-for-1 stock split resulting in an increase of common shares from 10,000,000 shares to 11,500,000 shares.  The par value of the common stock remained $0.0001 per share.  The stock split approved July 24, 2007 is reflected in the per share data in the accompanying financial statements as if it occurred on February 26, 2007.

NOTE 9—SUBSEQUENT EVENTS

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

The Company’s initial stockholders and Mr. Hicks are also party to a registration rights agreement with the Company, which entitles such stockholders and Mr. Hicks to require the Company to register a sale of any of the Company’s securities held by them. Pursuant to the agreement, these stockholders are entitled to make up to three demands that the Company register such securities for sale under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, the stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Exchange Act to become effective until termination of the applicable lock-up period, which occurs 180 days after the completion of the Company’s initial business combination. The Company will bear the costs and expenses of filing any such registration statements.

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

Results of Operations

For the three months ended September 30, 2007 and for the period from February 26, 2007 (inception) through September 30, 2007, we had a net loss of $670,785 and $730,556, respectively.  We incurred costs of $1,462,170 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.

Our entire activity from February 26, 2007 (inception) through September 30, 2007, has been to prepare for our initial public offering.  We believe that we have sufficient funds available to complete our efforts to effect an initial business combination with an operating business within the required 24 months from September 27, 2007.

Liquidity and Capital Resources

On October 3, 2007, we consummated our initial public offering of 55,200,000 units (including 7,000,000 units pursuant to the underwriters’ over-allotment option) at a price of $10 per unit.  We received net proceeds of approximately $536.4 million from the offering.  For a description of the proceeds generated in our initial public offering and a discussion of the use of such proceeds, we refer you to Note 9 of the unaudited condensed financial statements included in Part I, Item 1 of this Report.  As of September 30, 2007, we had cash of $33,659.  Until the consummation of the initial public offering, our only source of liquidity was a $225,000 loan made to us in March 2007 by our founder and chairman of the board.  This loan was repaid out of the proceeds of the offering.  All liabilities were related to costs associated with the offering.

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

The 13,800,000 warrants (after giving effect to the stock split and the stock dividend discussed in Note 8 of the unaudited condensed financial statements included in Part I, Item 1 of this Report) to purchase common stock were anti-dilutive and excluded from the calculation of diluted loss per share for the period ended September 30, 2007.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2007, our efforts were limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 001-33704, filed by the Company with the Securities and Exchange Commission on October 5, 2007)

3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, File No. 001-33704, filed by the Company with the Securities and Exchange Commission on October 5, 2007)

4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

4.2

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

4.4

Warrant Agreement, dated as of September 27, 2007, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 001-33704, filed by the Company with the Securities and Exchange Commission on October 5, 2007)

4.5

Registration Rights Agreement, dated as of September 26, 2007, among the Company, HH-HACI, L.P., Thomas O. Hicks, William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

10.1

Letter Agreement, dated as of September 26, 2007, among the Company, Citigroup Global Markets Inc., HH-HACI, L.P. and Thomas O. Hicks (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

10.2

Form of Letter Agreement among the Company, Citigroup Global Markets Inc. and each executive officer and director (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

10.3

Investment Management Trust Agreement, dated as of September 27, 2007, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33704, filed by the Company with the Securities and Exchange Commission on October 5, 2007)

10.4

Letter Agreement, dated August 30, 2007, between Hicks Holdings Operating LLC and the Company regarding administrative support (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on August 31, 2007)

10.5

Sponsor Warrants Purchase Agreement, dated as of September 26, 2007, between the Company and HH-HACI, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

10.6

Co-Investment Securities Purchase Agreement, dated as of September 26, 2007, between the Registrant and Thomas O. Hicks (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 29, 2007)

10.7

Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on August 31, 2007)

10.8

Securities Assignment Agreement, dated as of August 30, 2007 between the Registrant, HH-HACI, L.P., William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn. (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-143747, filed by the Company with the Securities and Exchange Commission on September 13, 2007)

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