Form 10-K
period 2007-12-31
Hicks Acquisition CO I Inc.
filed 2008-03-31
CIK 1402175

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-27792

HICKS ACQUISITION COMPANY I, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8521842 (I.R.S. Employer Identification Number)
100 Crescent Court, Suite 1200 Dallas, TX 75201 (Address, including zip code, of principal executive offices)
(214) 615-2300 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock and one Warrant	American Stock Exchange
Common Stock included in Units, par value $0.0001 per share	American Stock Exchange
Warrants included in Units, exercisable for Common Stock at an exercise price of $7.50 per share	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 26, 2008 was $503,976,000.

         The number of shares of the registrant's common stock outstanding as of March 26, 2008 was 69,000,000.

         DOCUMENTS INCORPORATED BY REFERENCE

         None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management's expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words "anticipates," "believe," "continue," "could," "estimate," "expect," "intends," "may," "might," "plan," "possible," "potential," "predicts," "project," "should," "would" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

  •
  our ability to complete our initial business combination;

  •
  our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

  •
  our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

  •
  our potential ability to obtain additional financing to complete our initial business combination;

  •
  our pool of prospective target businesses;

  •
  the ability of our officers and directors to generate a number of potential investment opportunities;

  •
  our public securities' potential liquidity and trading;

  •
  the listing or delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange or any other securities exchange following a business combination;

  •
  the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

  •
  our financial performance.

        The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading "Risk Factors" beginning on page 10. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

        References to "we," "us" or "our company" refer to Hicks Acquisition Company I, Inc., a Delaware corporation. References to our "management" or our "management team" refer to our officers and directors and references to our "sponsor" refer to HH-HACI, L.P., a Delaware limited partnership. References to our "initial stockholders" refer to our sponsor, William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn.

ITEM 1.    BUSINESS

Company Overview

        We are a blank check company formed in Delaware on February 26, 2007 for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets. Our efforts in identifying prospective target businesses will not be limited to a particular industry, but we will not complete a business combination with any entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada. We intend to effect our initial business combination using cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

        On October 3, 2007, we completed our initial public offering of 55,200,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552 million. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 7,000,000 warrants to our sponsor, HH-HACI, L.P., at a price of $1.00 per warrant, generating gross proceeds of $7,000,000. After deducting the underwriting discounts and commissions and the initial public offering expenses, approximately $536.1 million of the proceeds from the initial public offering and the private placement was deposited into a trust account at JP Morgan Chase, N.A. with Continental Stock Transfer & Trust Company as trustee. Such funds will not be released from the trust account to us until the earlier of completion of our initial business combination or our liquidation although the Company may withdraw up to an aggregate of approximately $6.6 million of the interest income accumulated on the funds. After the payment of approximately $1.35 million in expenses relating to the initial public offering, $250,000 of the net proceeds of the public offering and private placement was not deposited into a trust account and retained by us for working capital purposes. Through December 31, 2007, we have used approximately $1.3 million of the net proceeds that were not deposited into the trust account to pay offering expenses while the remaining balance was used for general corporate purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2007, there was $536.1 million plus accrued interest of approximately $5.2 million held in the trust account.

        We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

  Selection of a target business and structuring of our initial business combination

        Subject to the requirements that (i) our initial business combination have a fair market value of at least 80% of the initial amount held in the trust account (excluding deferred underwriting commissions of approximately $17.4 million), and (ii) we will not enter into a business combination with any entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. We will only consummate our initial business combination in which we become the controlling shareholder of the target. The key factor that we will rely on in determining controlling shareholder status would be our acquisition of more than half of the voting equity interests of the target company. We will not consider any transaction that does not meet such criteria.

        We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

  •
  financial condition and results of operations;

  •
  growth potential;

  •
  brand recognition and potential;

  •
  experience and skill of management and availability of additional personnel;

  •
  capital requirements;

  •
  stage of development of the business and its products or services;

  •
  existing distribution arrangements and the potential for expansion;

  •
  degree of current or potential market acceptance of the products or services;

  •
  proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

  •
  impact of regulation on the business;

  •
  regulatory environment of the industry;

  •
  seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions;

  •
  costs associated with effecting the business combination;

  •
  industry leadership, sustainability of market share and attractiveness of market sectors in which target business participates; and

  •
  macro competitive dynamics in the industry within which the company competes.

        These criteria are not intended to be exhaustive and our management may consider additional factors it deems to be relevant. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on the above factors as well as other considerations our management deems relevant to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

        The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

  Fair market value of target business or businesses

        In order to constitute our initial business combination, a business combination must satisfy the threshold fair market value requirement of at least 80% of the initial amount held in the trust account (excluding $17.4 million held in the trust account representing the underwriters' deferred commission). Our board of directors will determine the fair market value based on standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is subject to oversight by the Financial Industry Regulatory Authority as to the fair market value. We will seek to have any such opinion provide that our stockholders would be entitled to rely upon such opinion. The willingness of an investment banking firm to provide for such reliance would be a factor considered by us in selecting an independent investment banking firm. If no opinion is obtained, our public stockholders will be relying solely on the judgment of our board of directors.

  Opportunity for stockholder approval of our initial business combination

        Prior to the completion of our initial business combination, we will submit a business combination to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable law or regulations. In connection with our initial business combination, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of our initial business combination will be taken only if such business combination is approved. We will only consummate our initial business combination if (i) the business combination is approved by a majority of votes cast by our public stockholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by a holders of a majority of our outstanding shares of common stock and (iii) public stockholders owning no more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering both vote against the business combination and exercise their conversion rights. This may have the effect of making it easier for us to have a business combination approved over stockholder dissent than other blank check companies with a business purpose similar to ours. Similar blank check companies generally will not consummate a business combination if public stockholders holding more than 20% of their outstanding shares of common stock exercise their conversion rights.

        In connection with seeking the approval of our stockholders for any business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other things, will include a description of the operations of target candidates and audited historical financial statements of the target candidates.

        In connection with the vote required for any initial business combination, our initial stockholders have agreed to vote all of the founder's shares in accordance with the majority of the shares of common stock voted by the public stockholders and to vote any shares purchased during or after our initial public offering and held by it in favor of our initial business combination. Our initial stockholders have also agreed that they will vote all shares of the company owned by them in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination.

  Conversion rights

        At the time we seek stockholder approval of our initial business combination, each public stockholder will have the right to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (before payment of deferred underwriting commissions and including interest earned on their pro rata portion of the trust account, net of income taxes payable on such interest an net of interest income of up to $6.6 million on the trust account previously released to us to fund our working capital requirements) if our initial business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to founder's shares. The actual per-share conversion price will be equal to the per share amount of $9.71 initially deposited in the trust account (plus any interest earned on the proceeds in the trust account in excess of the amount released to us for working capital purposes, net of taxes payable on such interest, on such amount per share). As this amount is lower than our $10.00 per unit initial public offering price and it may be less than the market price of the common stock on the date of repurchase, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

        An eligible public stockholder who wishes to exercise its conversion rights may request conversion of its shares at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the public stockholder votes against our initial business combination, our initial business combination is approved and completed, the public stockholder holds its shares through the closing of our initial business combination and the public stockholder follows the specific procedures for conversion that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination. Following the approval of our initial business combination by our stockholders and until the completion of our initial business combination or termination of the definitive agreement relating to the proposed initial business combination, any transfer of shares owned by a public stockholder who has requested to exercise its conversion rights will be blocked. If a public stockholder votes against our initial business combination but fails to properly exercise its conversion rights, such public stockholder will not have its shares of common stock converted. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting of stockholders being held for the purpose of approving the initial business combination. It is anticipated that the funds to be distributed to public stockholders who elect conversion will be distributed promptly after completion of our initial business combination. Public stockholders who exercise their conversion rights will still have the right to exercise any warrants they still hold.

        We may require public stockholders to tender their certificates to our transfer agent prior to the meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company's DWAC (Deposit/Withdrawal At Custodian) System. We will notify investors on a Current Report on Form 8-K and in our proxy statement related to the initial business combination if we impose this requirement. Traditionally, in order to perfect conversion rights in connection with a blank check company's business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise their conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his certificate to verify ownership. As a result, the stockholder then had an "option window" after the consummation of the business combination during which he or she could monitor the price of the stock in the market. If the price rose above the conversion price, he or she could sell his shares in the open market before actually delivering his or her shares to the company for cancellation in consideration for the conversion price. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a "put" right surviving past the consummation of the business combination until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder's election to convert is irrevocable once the business combination is approved.

        If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders' bank or broker to withdraw the shares from the stockholders' account and request that a physical certificate be issued in the stockholders' name. Our transfer agent will be available to assist with the process. No later than the day prior to the stockholder meeting, the written instructions stating that the stockholder wishes to convert his or her shares into a pro rata share of the trust account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the closing of our business combination must be presented to our transfer agent. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholder meeting will not be converted into cash. In the event that a stockholder tenders his or her shares and decides prior the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.

        We will not consummate a business combination if holders of more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering exercise their conversion rights. This may have the effect of making it easier for us to have a business combination approved over stockholder dissent than other blank check companies with a business purpose similar to ours. Similar blank check companies generally will not consummate a business combination if public stockholders holding more than 20% of their outstanding shares of common stock exercise their conversion rights.

        If a vote on our initial business combination is held and our initial business combination is not approved, we may continue to try to consummate our initial business combination with a different target until September 28, 2009.

  Liquidation if no business combination

        Our amended and restated certificate of incorporation provides that our corporate existence will automatically cease on September 28, 2009, except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to obtain formal stockholder approval of our dissolution and liquidation and to file a certificate of dissolution with the Delaware Secretary of State. Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence is ceasing, and include with such notice payment of any franchise taxes then due to or assessable by the state. We view this provision terminating our corporate life by September 28, 2009, as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our initial business combination.

        If we are unable to consummate our initial business combination by September 28, 2009, as soon as practicable thereafter we will adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 of the Delaware General Corporation Law provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. Any remaining assets will be available for distribution to our stockholders. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

        We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our dissolution and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to the founder's shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If the assets remaining outside of the trust account are insufficient to pay such liquidation costs, we will pay the remaining liquidation costs from the proceeds of the trust account prior to distributing the funds in the trust account to our public stockholders. In such event, the initial per-share liquidation price could be less than the $9.71 per-share liquidation price described below.

        If we do not complete our initial business combination by September 28, 2009 and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $9.71, or $0.29 less than our per-unit initial public offering price of $10.00. The per share liquidation price includes approximately $17.4 million in deferred underwriting commissions that would also be distributable to our public stockholders.

        The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Thomas O. Hicks, our founder and chairman of the board, has agreed that he will be liable to us if and to the extent any claims by a third party for services rendered or products sold, or by a prospective target business, reduce the amounts in the trust account, except as to (i) any claims by a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) of any and all rights to seek access to the funds in the trust account, or (ii) any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). In the event that this indemnity obligation arose and Mr. Hicks did not comply with such obligation, we believe that we would have an obligation to seek enforcement of the obligation and that our board of directors would have a fiduciary duty to seek enforcement of such obligation on our behalf. In the event Mr. Hicks has liability to us under this indemnification arrangement, we cannot assure you that he will have the assets necessary to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than $9.71, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.71 per share.

        Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we do not intend to comply with those procedures since, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after September 28, 2009 in the event our initial business combination has not been consummated. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.71 due to claims or potential claims of creditors. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the most likely claims, if any, to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.

        If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the then-remaining proceeds held in the trust account, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposed itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

        In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

  •
  our obligation to seek stockholder approval of a business combination or obtain necessary financial information may delay the completion of a transaction;

  •
  our obligation to repurchase for cash shares of common stock held by our public stockholders who vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination;

  •
  we will not consummate a business combination if holders of more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering exercise their conversion rights;

  •
  our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

  •
  the requirement to acquire one or more businesses or assets that have a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition (excluding deferred underwriting commissions of approximately $17.4 million) could require us to acquire the assets of several businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the initial business combination.

        Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees

        We currently have seven officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process the company is in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Available Information

        We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission, which we refer to throughout this report as the Securities and Exchange Commission (the "SEC"), on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

ITEM 1A.    RISK FACTORS

        In addition to the other information included in this report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to our company and our business. You should also read the other information included in this report, including our financial statements and the related notes.

Risks Related to Our Business

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

        We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

We may not be able to consummate a business combination within the required timeframe, in which case our corporate existence would cease and we would liquidate our assets.

        Pursuant to our amended and restated certificate of incorporation, we must complete our initial business combination by September 28, 2009. If we fail to consummate our initial business combination within such time period, our corporate existence will cease and we will liquidate and wind up. The foregoing requirements are set forth in Article IX of our amended and restated certificate of incorporation and, until the consummation of our initial business combination, may not be eliminated without the vote of our board and the vote of 100% of the shares of our outstanding voting stock cast at a meeting of the stockholders at which a quorum is present. We may not be able to find suitable target businesses within such time period. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of our initial business combination.

If we liquidate before concluding our initial business combination, our public stockholders may receive less than $10.00 per share on our liquidation and our warrants will expire worthless.

        If we are unable to complete our initial business combination and must liquidate, the per-share liquidation distribution may be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking our initial business combination. If we were unable to conclude our initial business combination and expended all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of income taxes payable on such interest and net of up to $6.6 million in interest income on the trust account balance previously released to us to fund working capital requirements, the initial per-share liquidation amount would be $9.71, or $0.29 less than our per-unit initial public offering price of $10.00. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we liquidate before completing our initial business combination.

If we are unable to consummate our initial business combination, our public stockholders will be forced to wait, at a minimum, until September 28, 2009 before receiving liquidation distributions.

        We have until September 28, 2009 to consummate our initial business combination. If we do not consummate our initial business combination during such time period, we will liquidate in accordance with our amended and restated certificate of incorporation. We have no obligation to return funds to public stockholders prior to such date unless we consummate our initial business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete our initial business combination. Further, we may not be able to disburse the funds in our trust account immediately following September 28, 2009, until we have commenced the liquidation process in accordance with our amended and restated certificate of incorporation and Delaware law. If we have not consummated our initial business combination by September 28, 2009, we will automatically liquidate and dissolve without need of a stockholder vote.

We may require stockholders who wish to convert their shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising conversion rights.

        We may require public stockholders who wish to convert their shares to physically tender their stock certificates to our transfer agent prior to the stockholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company's DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder's broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If we elect to require physical tender and it takes longer than we anticipate to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.

You will not be entitled to protections normally afforded to investors of blank check companies.

        Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a "blank check" company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5 million, we are exempt from rules promulgated by the SEC, to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

        There are a number of other blank check companies seeking initial business combinations. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

If the net proceeds of our initial public offering not being held in the trust account, together with the $6.6 million of interest in the trust account which may be released to us for working capital purposes, are insufficient to allow us to operate until September 28, 2009, we may be unable to complete our initial business combination.

        We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate until September 28, 2009, assuming that our initial business combination is not consummated during that time. However, we cannot assure you that our estimate will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a "no-shop" provision (a provision in letters of intent designed to keep target businesses from "shopping" around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

        Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our taxes and to complete our initial business combination.

        We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with up to $6.6 million of additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any taxes that we may owe. A substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor or management team to operate or may be forced to liquidate. Neither our sponsor nor our management team is under any obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.71 per share.

        Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses and other entities with which we do business execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, and the execution of such an agreement is not a condition to our doing business with anyone. Even if they do execute such agreements, they would not be prevented from bringing claims against the trust account. There is also no guarantee that a court would uphold the validity of such waivers and, if a court failed to uphold the validity of such waivers, we would not be indemnified by Mr. Hicks.

        Mr. Hicks, our founder and chairman of the board, has agreed that he will be liable to us if and to the extent any claims by a third party for services rendered or products sold, or by a prospective target business, reduce the amounts in the trust account, except as to (i) any claims by a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) of any and all rights to seek access to the funds in the trust account and (ii) any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that this indemnity obligation arose and Mr. Hicks did not comply with such obligation, we believe that we would have an obligation to seek enforcement of the obligation and that our board of directors would have a fiduciary duty to seek enforcement of such obligation on our behalf. Based on representations made to us by Mr. Hicks, we currently believe that Mr. Hicks is of substantial means and capable of funding his indemnity obligations, even though we have not asked him to reserve funds for such an eventuality. However, we cannot assure you that Mr. Hicks will be able to satisfy those obligations. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation amount would be less than $9.71 due to claims of such creditors.

        Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts described in this report.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

        If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

  •
  restrictions on the nature of our investments; and

  •
  restrictions on the issuance of securities,

each of which may make it difficult for us to complete a business combination.

        In addition, we may have imposed upon us burdensome requirements, including:

  •
  registration as an investment company;

  •
  adoption of a specific form of corporate structure; and

  •
  reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

        We do not believe that our anticipated principal activities will subject us to the U.S. Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 90 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

        We are subject to laws and regulations enacted by national, regional and local governments. In particular, upon admission, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

        Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution conducted in accordance with the Delaware General Corporation Law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after we liquidate; therefore, we do not intend to comply with those procedures.

        Because we will not be complying with those procedures, we are required, pursuant to Section 281(b) of the Delaware General Corporation Law, to adopt a plan of distribution that will reasonably provide for our payment, based on facts known to us at such time, of (i) all existing claims including those that are contingent, (ii) all pending proceedings to which we are a party and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the most likely claims, if any, to arise would be from our vendors that we engage (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. If our plan of distribution complies with Section 281(b) of the Delaware General Corporation Law, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share or the amount distributed to the stockholder. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

        If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a "preferential transfer" or a "fraudulent conveyance." As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the then-remaining proceeds held in the trust account to our public stockholders promptly after our liquidation in the event our initial business combination has not been consummated by September 28, 2009, such distributions may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Also, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or acting in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, which may expose the board and our company to claims of punitive damages. We cannot assure you that claims will not be brought against us for these reasons.

Although we have agreed to file a registration statement registering the shares of common stock issuable upon exercise of the warrants prior to the time the warrants become exercisable, an effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to expire worthless.

        No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless, at the time such holder seeks to exercise such warrant, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to the common stock. Under the terms of the warrant agreement, we have agreed to use our best efforts to file and have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants became exercisable and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, we will have no obligation to settle the warrants for cash, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full unit price solely for the shares of common stock included in the units.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

        No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following the later of our completion of an initial business combination or September 28, 2009), we expect to either continue to be listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Since we have not yet selected a particular industry or target business with which to complete our initial business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

        We may consummate our initial business combination with a company in any industry, other than with a Company that is engaged in the energy industry as its principal business, and are not limited to any particular type of business, although we will not consummate a business combination with any entity whose principal business operations are conducted outside the United States or Canada. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a target business.

We may not obtain an opinion from an unaffiliated third party as to the fair market value of acquisition candidates or the fairness of the transaction to our stockholders.

        We are not required to obtain an opinion from an unaffiliated third party that the price we are paying is fair to our public stockholders. In addition, we are not required to obtain an opinion from an unaffiliated third party that any initial business combination we select has a fair market value of at least 80% of the initial amount held in the trust account (less deferred underwriting commissions), the threshold value to constitute our initial business combination.

        If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is subject to oversight by the Financial Industry Regulatory Authority as to the fair market value. If no opinion is obtained, our public stockholders will be relying solely on the judgment of our board of directors.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

        Our amended and restated certificate of incorporation authorizes the issuance of up to 225,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We have 156,000,000 authorized but unissued shares of common stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

  •
  may significantly dilute the equity interest of our investors;

  •
  may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

  •
  could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

  •
  may adversely affect prevailing market prices for our common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

        It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control, such as if a majority of our stockholders do not approve an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence or the number of our public stockholders that vote against the business combination and opt to have us repurchase their stock represent more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering, even if holders of a majority of votes cast by our public stockholders at a duly held stockholders meeting approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We are dependent upon Mr. Hicks and his loss could adversely affect our ability to operate.

        Our operations are dependent upon a relatively small group of individuals and, in particular, upon our founder and chairman of the board, Mr. Hicks. We believe that our success depends on the continued service of Mr. Hicks, at least until we have consummated a business combination. In addition, Mr. Hicks is not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, Mr. Hicks. The unexpected loss of the services of Mr. Hicks could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination.

        Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

        Our key personnel may be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with the combined company after the consummation of a business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination.

        The role of an acquisition candidate's key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate's management team will remain associated with the acquisition candidate following a business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

        Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers' and directors' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

        Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities, engaged in business activities similar to those intended to be conducted by us. In the event that any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

        Each of Mr. Hicks, Joseph B. Armes, our president, chief executive officer, chief financial officer and one of our directors, Eric C. Neuman, a senior vice president of our company, Robert M. Swartz, a senior vice president of our company, Christina Weaver Vest, a senior vice president of our company, Thomas O. Hicks, Jr., our secretary and one of our vice presidents, and Mack H. Hicks, a vice president of our company, is an officer, member or partner of Hicks Holdings LLC ("Hicks Holdings")

or Hicks Equity Partners LLC ("Hicks Equity Partners"). Hicks Holdings is a holding company for sports, real estate and private equity investments of Thomas O. Hicks and his family, and Hicks Equity Partners is an entity engaged in the private equity business. The controlling member and manager of Hicks Equity Partners is Thomas O. Hicks. Each of such officers will be required to offer all suitable business opportunities with a fair market value less than $200 million to Hicks Holdings or Hicks Equity Partners prior to presenting them to us; provided that in order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers has agreed, until the earliest of our initial business combination, our liquidation or such time as he or she ceases to be an officer, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity with a fair market value of $200 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have. Each of our officers, other than Thomas O. Hicks, Jr. and Mack Hicks currently have certain relevant fiduciary duties or contractual obligations, which may take priority over their duties to us.

        Our officers may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company that may complete a business combination with an entity other than with an entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by September 28, 2009. As discussed above, our officers may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

Certain of our directors own shares of our common stock issued prior to our initial public offering and an entity affiliated with our officers owns shares of our common stock and warrants issued prior to our initial public offering and purchased additional warrants simultaneously with the closing of our initial public offering. These shares and warrants will not participate in liquidation distributions if our initial business combination is not consummated and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

        Certain members of our board of directors own shares of our common stock and warrants and all of our officers are affiliated with an entity that owns shares of our common stock or warrants. Our sponsor, HH-HACI, L.P., a Delaware limited partnership, purchased 10,000,000 founder's units (which were increased to 11,500,000 founder's units as a result of a stock split approved by our board of directors in July 2007 and later increased to 13,524,000 units after giving effect to the August 2007 transfer discussed below and a stock dividend declared by our board of directors in September 2007). In August 2007, our sponsor transferred an aggregate of 230,000 founder's units (which were increased to 276,000 units as a result of the September 2007 stock dividend) to William Cunningham, William Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of our board of directors. Our sponsor also purchased 7,000,000 sponsor warrants simultaneously with the closing of our initial public offering. Mr. Hicks is the sole member of HH-HACI GP, LLC, the general partner of our sponsor. In addition, Mr. Hicks, Mr. Armes, Mr. Neuman, Mr. Swartz, Ms. Vest, Thomas O. Hicks, Jr. and Mack H. Hicks are each limited partners of our sponsor. Our sponsor and each of Messrs. Cunningham, Montgomery, Mulroney and Quinn have waived their rights to receive distributions with respect to the founder's shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder's shares, as well as the founder's warrants, will be worthless if we do not consummate our initial business combination by September 28, 2009. The sponsor warrants will also expire worthless if we fail to consummate our initial business combination within such time period. Furthermore, the $7 million purchase price of the sponsor warrants will be held in the trust account and will be distributed to our public stockholders in the event of our liquidation.

        The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

The American Stock Exchange may delist our securities from quotation on its exchange, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

        Our securities are listed on the American Stock Exchange, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

        If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

  •
  a limited availability of market quotations for our securities;

  •
  a determination that our common stock is a "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

  •
  a limited amount of news and analyst coverage for our company; and

  •
  a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which may have a limited number of products or services.

        Our initial business combination must be with a target business having a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of such acquisition, although this may entail the simultaneous acquisitions of several businesses or assets at the same time. However, we may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

  •
  solely dependent upon the performance of a single business, or

  •
  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

        This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

        Alternatively, if we determine to simultaneously acquire several businesses or assets, which are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations. We may seek to effect our initial business combination with one or more privately held companies, which may present certain challenges to us including the lack of available information about these companies.

        In pursuing our acquisition strategy, we may seek to effect our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information.

We may be dependent on a single business or asset that is likely to operate in a non-diverse industry or segment and which may have a limited number of products or services.

        The prospects for our success may be solely dependent upon the performance of a single business, property or asset that we acquire through our initial business combination. In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The ability of our public stockholders to exercise their conversion rights may not allow us to consummate a desirable initial business combination or optimize our capital structure.

        When we seek the approval of our public stockholders for our initial business combination, each public stockholder will have the right to elect to convert its shares for cash if such public stockholder votes against our initial business combination and our initial business combination is approved and completed and the public stockholder holds its shares through the closing of our initial business combination. Such holder must both vote against such business combination and elect to convert its shares by notifying us of such election to convert at the appropriate time, as described in the proxy materials. We will be permitted to proceed with our initial business combination if we are able to confirm that we have sufficient funds to pay the consideration to close the business combination plus all sums due to our public stockholders who vote against the business combination and duly exercise their right to elect to convert their shares for cash. Therefore, we may not be able to consummate an initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may be required to incur an amount of leverage that is not optimal for our business combination. In addition, we will not consummate an initial business combination if holders of more than 30% (minus one share) of our outstanding shares of common stock purchased in our initial public offering exercise their conversion rights. These restrictions may limit our ability to consummate the most attractive business combinations available to us.

We may proceed with an initial business combination even if public stockholders owning up to 30% (minus one share) of the shares sold in our initial public offering exercise their conversion rights. This requirement may make it easier for us to have an initial business combination approved over stockholder dissent.

        We may proceed with an initial business combination as long as public stockholders owning no more than 30% (minus one share) of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights. Accordingly, public stockholders holding up to 16,559,999 shares of our common stock may both vote against the business combination and exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 30% (minus one share) in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. However, this may have the effect of making it easier for us to have a business combination approved over stockholder dissent than other blank check companies. While there are some other offerings similar to ours which include conversion provisions greater than 20%, a 20% threshold is common for offerings similar to ours. Because we permit a larger number of stockholders to exercise their conversion rights, it may be easier for us to obtain stockholder approval of an initial business combination than other blank check companies.

        Our initial business combination may require us to use substantially all of our cash to pay the purchase price. In such case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

Because of our limited resources and structure, we may not be able to consummate an attractive initial business combination.

        We expect to encounter intense competition from entities in addition to blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to consummate our initial business combination with a target business by September 28, 2009, we will be forced to liquidate.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

        Although we believe that the net proceeds of our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us for a business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to repurchase for cash a significant number of shares from stockholders who elect conversion in connection with our initial business combination, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate our initial business combination we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our sponsor, which is an entity controlled by Thomas O. Hicks, our founder and chairman of the board, controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

        Our sponsor (an entity controlled by Mr. Hicks) owns 19.6% of our issued and outstanding shares of common stock and Mr. Hicks is required to purchase, directly or through a controlled affiliate, 2,000,000 co-investment units in connection with our initial business combination (a portion of which co-investment units may be assigned by Mr. Hicks in limited circumstances). Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination. In the event that our initial stockholders purchase any additional shares of our common stock, they will vote any such shares acquired by them in favor of our initial business combination and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Furthermore, in the event that Mr. Hicks or our officers acquire shares of our common stock, we anticipate that they would vote such shares in favor of our initial business combination. Thus, additional purchases of shares of our common stock by our directors, officers or initial stockholders would likely allow them to exert additional influence over the approval of our initial business combination. Factors that would be considered by in making such additional purchases would include consideration of the current trading price of our common stock. Another factor that would be taken into consideration would be that any such additional purchases would likely increase the chances that our initial business combination would be approved.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

        We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) to sell your warrants at the then current market price when you might otherwise wish to hold your warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the founder's warrants will be redeemable by us so long as they are held by our initial stockholders or their permitted transferees and none of the sponsor warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees, and none of the co-investment warrants will be redeemable by us so long as they are held by Thomas O. Hicks, any relevant controlled affiliate of Mr. Hicks that purchases the co-investment units, or their permitted transferees.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

        Prior to our initial public offering, we issued 13,800,000 founder's warrants to our initial stockholders. We issued warrants to purchase 55,200,000 shares of our common stock as part of the units initially offered and, simultaneously with the closing of our initial public offering, we issued in a private placement sponsor warrants to purchase 7,000,000 shares of common stock. The founder's warrants and the sponsor warrants are identical to the warrants sold as part of the units in our initial public offering except that: (i) they will not be redeemable by us so long as they are held by, as applicable, our initial stockholders, our sponsor or their permitted transferees; (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 180 days after the completion of our initial business combination; and (iii) may be exercised by the holders on a cashless basis. In addition, the founder's warrants may not be exercised unless and until: (A) the last sale price of our common stock equals or exceeds $13.75 for any 20 days within any 30 trading day period beginning 90 days after our initial business combination; and (B) there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.

        Thomas O. Hicks, our founder and chairman of the board, also committed to purchase, directly or through one of his controlled affiliates, 2,000,000 co-investment units consisting of an aggregate of 2,000,000 shares of common stock and warrants to purchase 2,000,000 shares of our common stock in a private placement that will occur immediately prior to our completion of our initial business combination, which will not occur until after the signing of a definitive business combination agreement and the approval of the initial business combination by holders of a majority of our outstanding shares of common stock sold in our initial public offering; provided that holders of no more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering elect to exercise their conversion rights. The co-investment warrants will be identical to the warrants sold in our initial public offering, except that (i) they will not be redeemable by us so long as they are held by Thomas O. Hicks, the relevant controlled affiliate or their permitted transferees and (ii) with limited exceptions, they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 180 days after the completion of our initial business combination. To the extent we issue shares of common stock to effect our initial business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete our initial business combination. Accordingly, our warrants may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities and on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete an initial business combination with some prospective target businesses.

        We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management's evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Under Delaware law, the requirements and restrictions relating to our initial public offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

        Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

  •
  upon closing of our initial public offering, approximately $536.1 million (including $7 million from the sale of the sponsor warrants and approximately $17.4 million in deferred underwriting commissions), was placed into the trust account;

  •
  we shall submit any proposed business combination to our stockholders for approval prior to consummating our initial business combination;

  •
  our public stockholders will have the right to convert their shares of common stock into cash in accordance with the conversion rights described below;

  •
  public stockholders who exercise their conversion rights and vote against our initial business combination may convert their shares into a pro rata share of the aggregate amount then on deposit in the trust account;

  •
  we will consummate a business combination only if it has a fair market value equal to at least 80% of the initial amount held in trust (excluding deferred underwriting commissions of approximately $17.4 million);

  •
  prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on a business combination;

  •
  we will consummate our initial business combination only if: (i) the initial business combination is approved by a majority of votes cast by our public stockholders at a duly held stockholders meeting; (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock; (iii) public stockholders owning no more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering both vote against the business combination and exercise their conversion rights; and (iv) we have confirmed that we have sufficient cash resources to pay both (x) the consideration required to close our initial business combination, and (y) the cash due to public stockholders who vote against the business combination and who exercise their conversion rights; and

  •
  if we do not consummate our initial business combination by September 28, 2009, our corporate purposes and powers will immediately thereupon be limited to acts and activities related to liquidating and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities.

        Our amended and restated certificate of incorporation requires that we obtain the vote of our board of directors and the unanimous vote of our stockholders, by a vote of all outstanding shares at a meeting of stockholders, to amend the above-described provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. This unanimous consent requirement is more stringent than the minimum stockholder consent requirement under Delaware law, and a court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders' implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders.

Provisions in our amended and restated certificate of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

        Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

There may be tax consequences to our business combinations that may adversely affect us.

        While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We currently maintain our executive offices at 100 Crescent Court, Suite 1200, Dallas, Texas 75201. The cost for this space is included in the $10,000 per month fee that Hicks Holdings Operating charges us for general and administrative services. We believe, based on rents and fees for similar services in the Dallas metropolitan area that the fee charged by Hicks Holdings Operating is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2007, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our units, common stock and warrants are listed on the American Stock Exchange under the symbols "TOH.U," "TOH" and "TOH.WS," respectively.

        The following table includes the high and low sales prices for our units, common stock and warrants for the periods presented.

	Units		Common Stock				Warrants
	High	Low	High		Low		High		Low
2007
Third Quarter(1)	0	0	—		—		—		—
Fourth Quarter	$10.74	$9.75	$9.87	(2)	$8.92	(2)	$1.10	(2)	$0.74	(2)

(1)
Our units were listed on the American Stock Exchange on September 28, 2007. The figures for the third quarter of 2007 are for September 28, 2007.

(2)
Our common stock and warrants were listed on the American Stock Exchange on October 8, 2007. The figures for our common stock and warrants are for the period from October 8, 2007 to December 31, 2007.

Holders

        As of December 31, 2007, there was one holder of record of our units, six holders of record of our common stock and two holders of record of our warrants.

Dividends

        Other than the stock dividend declared by our board of directors in September 2007, pursuant to which 0.2 shares of our common stock were issued for each share of common stock then outstanding, we have not paid any dividends on our common stock to date and do not intend to pay dividends prior to completion of our initial business combination. The payment of dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition after a business combination is completed. The payment of any dividends subsequent to our initial business combination or the distribution in full of the trust account will be within the discretion of our then-board of directors. It is the present intention of our board of directors to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future. Further, any credit agreements we enter into in connection with a business combination may restrict or prohibit payment of dividends.

Recent Sale of Unregistered Securities

        Our sponsor, HH-HACI, L.P., a Delaware limited partnership, purchased 10,000,000 founder's units (which were increased to 11,500,000 founder's units as a result of a stock split approved by our board of directors in July 2007 and later increased to 13,524,000 units after giving effect to the August 2007 transfer discussed below and a stock dividend declared by our board of directors in September 2007). In August 2007, our sponsor transferred an aggregate of 230,000 founder's units (which were increased to 276,000 units as a result of the September 2007 stock dividend) to William Cunningham, William Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of our board of directors.

        Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to an accredited investor. The securities were sold for an aggregate offering price of $25,000 at an average purchase price of $0.0018 per unit after giving effect to our July 2007 stock split and September 2007 stock dividend.

        Thomas O. Hicks, our officers and various officers of Hicks Holdings LLC and Hicks Equity Partners, LLC are equity holders in HH-HACI L.P. HH-HACI, L.P. is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in HH-HACI, L.P. are accredited investors under Rule 501 of Regulation D. The limited partnership agreement of HH-HACI, L.P. provides that its partnership interests may only be transferred to officers or directors of the Company or other persons affiliated with the sponsor, or in connection with estate planning transfers.

        In addition, our sponsor purchased from us 7,000,000 sponsor warrants at $1.00 per warrant (for an aggregate purchase price of $7 million). These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. Our sponsor's obligation to purchase the sponsor warrants was made pursuant to a Sponsor Warrants Purchase Agreement, dated as of September 26, 2007. Such obligation was made prior to the filing of the Registration Statement, and the only conditions to the obligation undertaken by such individuals are conditions outside of the investors' control. Consequently, the investment decision relating to the purchase of the warrants was made prior to the filing of the Registration Statement relating to the public offering and therefore constitutes a "completed private placement."

        No underwriting discounts or commissions were paid with respect to such sales.

        Pursuant to a written purchase agreement between us and Mr. Hicks dated as of September 26 2007, Mr. Hicks has committed to purchase, simultaneously with the consummation of our initial business combination, either directly or through a controlled affiliate of Mr. Hicks, 2,000,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock. The obligation to make this purchase was made, and the issuance of the related securities will be pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The proceeds from this sale will be used for general corporate purposes.

Use of Proceeds from First Registered Offering

        On October 3, 2007, we consumated our initial public offering of 55,200,000 units (including the over-allotment) with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552 million. Citigroup Global Markets Inc. acted as lead manager for the initial public offering and Lazard Capital Markets and Ladenburg Thalmann & Co. Inc. acted as co-managers for the initial public offering. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-143747). The SEC declared the registration statement effective on September 27, 2007.

        We paid a total of $21.3 million in underwriting discounts and commissions and approximately $1.6 million for other costs and expenses related to our initial public offering and the over-allotment option. After deducting the underwriting discounts and commissions and the initial public offering expenses, the total net proceeds to us from our initial public offering were $536.4 million of which $536.1 million was deposited into the trust account and the remaining proceeds of approximately $250,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned approximately $5.2 million in interest through December 31, 2007.

Repurchase of Securities

        None.

Stock Price Performance Graph

        The graph below compares the cumulative total return of our common stock from October 8, 2007, the date that our common stock first became separately tradable, through December 31, 2007 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report as of December 31, 2007 and for the period from February 26, 2007 (inception) to December 31, 2007. You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes appearing elsewhere in this report.

February 26, 2007 (inception) through December 31, 2007
Statement of Operations Data:
Operating expenses:
Professional services	$722,023
Formation and operating costs	196,885

Loss from operations before other income (expense) and income tax expense	(918,908)
Other income/(expense):
Interest income	5,153,789
Other state taxes	(116,553)

Total other income	5,037,236

Income before income tax expense	4,118,328
Income tax expense	1,400,652

Net income	2,717,676
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(1,020,426)

Net income attributable to common stock	$1,697,250

Earnings per share:
Basic and diluted	$0.07

Weighted average shares outstanding:
Basic and diluted	24,002,143

Balance Sheet Data:
Cash	$52,053
Cash held in trust	541,301,789
Total assets	541,842,224
Common stock subject to redemption, 16,599,999 shares at $9.71 per share	160,797,590
Deferred interest attributable to common stock subject to redemption (net of taxes of $525,674)	1,020,426
Total stockholders' equity	359,701,816
Cash Flow Data:
Net cash provided by operating activities	$5,163,686
Net cash used in investing activities	(541,301,789)
Net cash provided by financing activities	536,190,156

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a blank check company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets. Our management team is engaged in the private equity business and evaluates various acquisition opportunities from time to time in connection with their ordinary course of business. Our efforts in identifying prospective target businesses will not be limited to a particular industry, but we will not complete a business combination with any entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada. We intend to effect our initial business combination using cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

        The issuance of additional shares of our stock in a business combination:

  •
  may significantly dilute the equity interest of our investors;

  •
  may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

  •
  could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

  •
  may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights or a person seeking to obtain control of our company; and

  •
  may adversely affect prevailing market prices for our common stock and/or warrants.

        Similarly, if we issue debt securities, it could result in:

  •
  default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

  •
  acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

  •
  our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

  •
  our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

        As indicated in the accompanying audited financial statements, at December 31, 2007, we had approximately $541.3 million in cash held in trust, which includes accrued interest of approximately $5.2 million. We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account (excluding deferred underwriting commissions), to acquire a target business.

Results of Operations and Known Trends or Future Events

        Through December 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of December 31, 2007, approximately $541.3 million was held in the trust account (including $17.4 million of deferred underwriting commissions, $7.0 million from the sale of warrants to the initial stockholders and approximately $5.2 million in accrued interest) and we had cash outside of trust of approximately $52,000 and approximately $1.3 million in accounts payable and accrued expenses. Up to $6.6 million of interest on the trust proceeds may be released to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Through December 31, 2007, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting commissions, no amounts are payable to the underwriter in the event of a business combination.

        For the twelve months ended December 31, 2007, we earned approximately $5.2 million in interest income. All of our funds in the trust account are invested in U.S. Treasury securities with a maturity of 90 days or less.

        We have agreed to pay Hicks Holdings Operating LLC, an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, a total of $10,000 per month for office space and administrative services, including secretarial support. At December 31, 2007, the Company accrued $30,000 for these costs.

Liquidity and Capital Resources

        For the twelve months ended December 31, 2007, we disbursed an aggregate of approximately $1.6 million, out of the proceeds of our initial public offering not held in trust for the following purposes:

  •
  $395,000 for premiums associated with our directors and officers liability insurance; and

  •
  $1.2 million of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.

        We believe we will have sufficient available funds outside of the trust account to operate through December 31, 2008, assuming that a business combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

  •
  due diligence and investigation of prospective target businesses;

  •
  legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

  •
  structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

  •
  other miscellaneous expenses.

        As indicated in the accompanying audited financial statements, at December 31, 2007, we had out of trust cash of approximately $52,000 and approximately $1.3 million in accounts payable and accrued expenses. The Company expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company's plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off Balance Sheet Requirements

        We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

        We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Critical Accounting Policies

  Cash

        We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. We maintain our accounts with financial institutions with high credit ratings.

  Cash Held in Trust

        A total of $536.1 million of the net proceeds from the Offering, including $7.0 million from the Private Placement and $17.4 million of deferred underwriting commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the Continental Stock Transfer & Trust Company serving as trustee. The trust account is invested in U.S. Treasury bills with a maturity of 90 days or less. As of December 31, 2007, the balance in the trust account was $541.3 million, which includes $5.2 million of investment income earned since the inception of the trust, and represents approximately $9.81 per share (excluding 13,800,000 shares of common stock owned by the Company's founding stockholder and certain directors, as such shares do not have liquidation rights). The Company made no withdrawals from the trust account prior to December 31, 2007, however, approximately $2 million of interest income was withdrawn by the Company in January 2008 to pay income taxes on the investment income as well as for general and administrative expenses.

  Earnings per Common Share

        Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 24,002,143 used for the computation of basic earnings per share for the period February 26, 2007 (inception) to December 31, 2007, takes into effect the 13,800,000 shares outstanding for the entire period and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007.

        The 76,000,000 warrants related to the Offering, Private Placement and the founder's unit are contingently issuable shares and are excluded from the calculation of diluted earnings per share.

  Use of Estimates

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

  Income Taxes

        Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        We recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $154,751 at December 31, 2007.

  Recent Accounting Pronouncements

        We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in U.S. governmental treasury bills with a maturity of 90 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements appear following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

        We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2008. We have not completed an assessment, nor have our auditors tested our systems, of internal control. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for a business combination may have internal controls that need improvement in areas such as:

  •
  staffing for financial, accounting and external reporting areas, including segregation of duties;

  •
  reconciliation of accounts;

  •
  proper recording of expenses and liabilities in the period to which they relate;

  •
  evidence of internal review and approval of accounting transactions;

  •
  documentation of processes, assumptions and conclusions underlying significant estimates; and

  •
  documentation of accounting policies and procedures.

        Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

        This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report. Once our management's report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404. The independent auditors may identify additional issues concerning a target business's internal controls while performing their audit of internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        Our current directors and executive officers are as follows:

Name	Age	Position
Thomas O. Hicks	62	Chairman of the Board
Joseph B. Armes	46	Director, President, Chief Executive Officer and Chief Financial Officer
Eric C. Neuman	63	Senior Vice President
Robert M. Swartz	55	Senior Vice President
Christina Weaver Vest	37	Senior Vice President
Thomas O. Hicks, Jr.	30	Secretary and Vice President
Mack H. Hicks	27	Vice President
William H. Cunningham	64	Director
William A. Montgomery	59	Director
Brian Mulroney	69	Director
William F. Quinn	60	Director

        Thomas O. Hicks our founder, has been our chairman of the board since our inception. From our inception until August 2007, Mr. Hicks also served as our president and chief executive officer. Since 2005, Mr. Hicks has served as the chairman of Hicks Holdings LLC ("Hicks Holdings"), a holding company for sports, real estate and private equity investments of Mr. Hicks and his family, including the National Hockey League's Dallas Stars, purchased in December 1995, Major League Baseball's Texas Rangers, acquired in June 1998 and a 50% interest in the English Premier League's Liverpool Football Club, acquired in March 2007. Hicks Holdings is also the controlling stockholder of Latrobe Specialty Steel Company, a specialty steel manufacturer. Its other corporate holdings include DirecPath, a company that provides bundled DIRECTV programming, broadband voice and data services, security and other locally based services to multiple dwelling units across the United States, Ocular LCD, Inc., a designer, manufacturer and marketer of high-performance liquid crystal displays, modules and systems,

Berkshire Resources, a gas and oil exploration company, Grupo Pilar, an animal and pet food company in Argentina and SafeMed, a provider of decision support systems for healthcare professionals. Hicks Holdings also holds approximately 20% of the equity of Greatwide Logistics Services, a U.S. non-asset based provider of dedicated transportation, third-party logistics, warehouse/distribution and truckload brokerage solutions. Mr. Hicks co-founded Hicks, Muse, Tate & Furst, a nationally prominent private equity firm in the United States that specialized in leveraged acquisitions, and served as chairman from 1989 through 2004. During Mr. Hicks' tenure as chairman, Hicks Muse raised over $12 billion of private equity funds, and consummated over $50 billion of leveraged acquisitions, and was one of the most active private investment firms in the country. Mr. Hicks also co-founded and served as co-chief executive officer of the leveraged buy-out firm Hicks & Haas from 1984 until 1989. Mr. Hicks received a Master's of Business Administration degree from the University of Southern California in 1970 and a Bachelor of Business Administration degree from the University of Texas in 1968. Mr. Hicks is the father of Thomas O. Hicks, Jr., our secretary and one of our vice presidents, and Mack Hicks, a vice president of our company.

        In Mr. Hicks' position as our chairman, he will have general supervision and control of our acquisition activities subject to the ultimate authority of our board of directors and shall be responsible for the execution of the policies of our board of directors with respect to such matters.

        Joseph B. Armes has been our chief financial officer and one of our directors since our inception and has served as our president and chief executive officer since August 2007. Mr. Armes also previously served as our chief operating officer, an executive vice president and our secretary from our inception until August 2007. Since 2005, Mr. Armes has served as the chief operating officer of Hicks Holdings LLC. From 1998 to 2005, Mr. Armes held several positions, including executive vice president and general counsel from 1998-2001 and chief financial officer from 2001-2005, of Southwest Sports Group, a holding company for various sports teams, including Major League Baseball's Texas Rangers and the National Hockey League's Dallas Stars. From 1997 to 1998, Mr. Armes served as Executive Vice President and General Counsel of Suiza Foods Corporation (currently known as Dean Foods Company), a New York Stock Exchange listed food company. Mr. Armes served as Vice President and General Counsel of The Morningstar Group Inc., a Nasdaq listed food company, from 1996 until its merger with Suiza Foods Corporation in 1997. From 1991 to 1996, Mr. Armes practiced law with the law firm of Weil, Gotshal & Manges LLP, where he specialized in mergers and acquisitions. Mr. Armes currently serves on the board of directors of Ocular LCD, Inc. and DirecPath, LLC. Mr. Armes received a Bachelor of Business Administration degree from Baylor University in 1983, a Master's of Business Administration from Baylor University in 1984, and a Juris Doctorate from Southern Methodist University in 1991.

        Eric C. Neuman has been a senior vice president since our inception. Mr. Neuman currently serves as a managing director and partner of Hicks Equity Partners LLC, and previously served from 2005 until April 2007 as a senior vice president of its affiliate, Hicks Holdings LLC. Mr. Neuman has been a partner of HM Capital (formerly Hicks, Muse, Tate & Furst), since 2000 and has served as an officer since 1993. At HM Capital, he was involved in the acquisition of most of the firm's media investments during that time period. In 2002, Mr. Neuman became responsible for HM Capital's Latin American portfolio, which is his current area of focus at HM Capital. Mr. Neuman currently serves on the board of directors of DirecPath, LLC. In addition, Mr. Neuman currently serves as a director of several HM Capital portfolio companies, including Claxson Interactive Group, Inc., a British Virgin Islands media company that distributes entertainment to the Spanish and Portuguese speaking world, Intercable, an international provider of television, internet and telephone services, Fox Pan American Sports LLC, an international sports programming and production company and Persona Cable, Inc., a cable, television, internet and telecommunications provider in Canada. Prior to joining HM Capital in 1993, Mr. Neuman served for eight years as managing director of Communications Partners, Ltd., a private merchant bank focused on media and communications businesses. From 2001 until September, 2006,

Mr. Neuman was a director of Cablevision S.A., the leading Argentine cable company. Following the devaluation of the Argentine peso in 2002, Cablevision S.A. entered into a consensual restructuring agreement under Argentine law with the majority of its creditors, which is subject to the approval of the Argentine courts. From 1976 to 1983, he served as Senior Vice President of InterFirst Bank in Dallas and President of First Dallas Capital, a small business investment company. Mr. Neuman received a Bachelors of Arts degree from the University of South Florida in 1967 and a Masters of Business Administration, with distinction, from Northwestern University in 1970.

        Robert M. Swartz has been a senior vice president since September 2007. From 1999 until 2007, Mr. Swartz served in various positions at Centex Corporation, a New York Stock Exchange home building company, serving as Senior Vice President of Strategic Planning and Mergers and Acquisitions from 1999 to 2000 and serving as Chairman and Chief Executive Officer of Centex HomeTeam Services from 2000 to 2007. From 1997 until 1999, Mr. Swartz served as Executive Vice President of FirstPlus Financial Group, Inc., a consumer finance company in Dallas, Texas. In 1996, Mr. Swartz served as President and Chief Executive Officer of AMRE, Inc. a nationwide home services provider. From 1994 to 1995, Mr. Swartz served as President of Recognition International, an NYSE high-technology company and previously served from 1990 to 1993 as that company's Chief Financial Officer. Mr. Swartz received a Bachelors of Science degree in accounting from the State University of New York in Albany in 1973 and a Master of Business Administration degree in finance from New Hampshire College in 1976. Mr. Swartz is a Certified Public Accountant.

        Christina Weaver Vest has been a senior vice president since our inception. Ms. Vest currently serves as a managing director and partner of Hicks Equity Partners LLC, and previously served from 2005 until April 2007 as a senior vice president of its affiliate, Hicks Holdings LLC. Ms. Vest also serves as a Principal at HM Capital (formerly Hicks, Muse, Tate & Furst), which she joined in 1995. At HM Capital, Ms. Vest principally focused on the firm's domestic branded consumer products investments as well as on several Latin American media investments, the latter of which is her current area of focus at HM Capital. Ms. Vest currently serves as a director of Ocular LCD Inc. and of SafeMed, as well as an observer on the Greatwide Logistics Services board of directors. She is also a director of various Hicks, Muse, Tate & Furst portfolio companies, including Sturm Foods, Inc., a global dry grocery manufacturer for both retail and food service industries, Fox Pan American Sports, Claxson Interactive Group, Inc., and Digital Latin America LLC, a digital content and service provider for cable operators in Latin America and the Caribbean. Ms. Vest received a Bachelors of Arts degree from Harvard University in 1993 and a Master's of Business Administration degree from Harvard Business School in 1999.

        Thomas O. Hicks, Jr. has been a vice president since our inception and has served as our secretary since August 2007. Since 2005, Mr. Hicks has served as a vice president of Hicks Holdings LLC. From 2003 to 2005, Mr. Hicks served as director of corporate sales and suite sales for the Texas Rangers Baseball Club. From 2001 to 2003, Mr. Hicks was an analyst at Greenhill & Co. LLC, a New York based merchant banking firm. As an analyst, Mr. Hicks was involved in numerous private equity, mergers and acquisition advisory and financial restructuring transactions. Mr. Hicks currently serves as a director of the English Premier League's Liverpool Football Club and Berkshire Resources, a development and management company that specializes in oil and gas exploration. Mr. Hicks received a Bachelors of Arts degree in government from the University of Texas at Austin in 2001. Mr. Hicks is the son of Thomas O. Hicks, our founder and chairman of the board, and the brother of Mack H. Hicks, one of our vice presidents.

        Mack H. Hicks has been a vice president since our inception. Since January 2007, Mr. Hicks has served as a vice president of Hicks Holdings LLC. From January 2006 to December 2006, Mr. Hicks served as a research analyst at Halcyon Asset Management LLC, a multi-strategy investment firm. From June 2004 to January 2006, he served as an analyst in the financial sponsors group of Credit Suisse, an investment banking firm. As an analyst, Mr. Hicks was involved with several leveraged buyouts, recapitalizations and acquisitions. Mr. Hicks received a Bachelors of Arts degree from the University of Texas at Austin in 2003. Mr. Hicks is the son of Thomas O. Hicks, our founder and chairman of the board, and the brother of Thomas O. Hicks, Jr., our secretary and one of our vice presidents.

        William H. Cunningham has served as a director of our company since the closing of our initial public offering. Since 1979, Dr. Cunningham has served as a professor of marketing at the University of Texas at Austin and he has held the James L. Bayless Chair for Free Enterprise at the University of Texas at Austin since 1985. From 1983 to 1985 he was Dean of the College of Business Administration and Graduate School of Business of the University of Texas at Austin, from 1985 to 1992 he served as the President of the University of Texas at Austin and from 1992 to 2000 he served as the Chancellor (Chief Executive Officer) of the University of Texas System. Dr. Cunningham currently serves on the board of directors of Lincoln National Corporation, a New York Stock Exchange listed holding company for insurance, investment management, broadcasting and sports programming businesses, Southwest Airlines, an airline listed on the New York Stock Exchange, Introgen Therapeutics, Inc., a Nasdaq Global Market biopharmaceutical company, LIN Television, a New York Stock Exchange listed television owner and operator, and Hayes Lemmerz International Inc., a Nasdaq Global Market listed provider of automotive wheels and other components for the automotive, commercial highway, heating and general equipment industries. Dr. Cunningham currently serves as a member of the Board of Trustees of John Hancock Mutual Funds. Dr. Cunningham received a Bachelor of Business Administration degree in 1966, a Master of Business Administration degree in 1967 and a Ph.D. in 1971, each from Michigan State University.

        William A. Montgomery has served as a director of our company since the closing of our initial public offering. Mr. Montgomery has been a private investor since 1999. From 1989 to 1999, Mr. Montgomery was Chief Executive Officer of SA-SO Company, a company engaged in the distribution of municipal and traffic control products based in Dallas, Texas. Prior to 1989, Mr. Montgomery worked as a registered representative in the financial services industry, most recently serving with Morgan Stanley in the Private Client Services group from 1985 to 1989. Mr. Montgomery is also a board member and serves as Compensation Committee Chairman of Windstream Corporation, a telecommunications company headquartered in Little Rock, Arkansas. Mr. Montgomery received a Bachelor of Science degree in Business Administration and Finance from the University of Arkansas in 1971.

        Brian Mulroney has served as a director of our company since the closing of our initial public offering. Mr. Mulroney served as the Prime Minister of Canada from September 1984 to June 1993. After resigning as Prime Minister, Mr. Mulroney rejoined the Montreal law firm of Ogilvy Renault as Senior Partner and continues to serve in such capacity. In addition, Mr. Mulroney currently serves as a director of Barrick Gold Corporation, Blackstone Group LP, Archer Daniels Midland Company, Wyndham Worldwide Corporation, Independent News and Media, PLC, Quebecor Inc. and Quebecor World Inc. He also serves as Chairman of Quebecor World Inc., Forbes International, the International Advisory Board of Barrick Gold Corporation and Independent News and Media, PLC. He is a member of the International Advisory Councils of the China International Trust and Investment Corporation, and Lion Capital LLP. Mr. Mulroney is also a trustee of the Montreal Heart Institute Foundation, the International Advisory Council of the École des Hautes études commerciales de Montréal, the World Trade Center Memorial Foundation, and the Council on Foreign Relations. Mr. Mulroney has been awarded Canada's highest honour, Companion of the Order of Canada, and has also been made a Grand Officer of the Ordre national du Québec. He has also received honorary degrees and awards from various universities and governments in Canada and abroad. Mr. Mulroney received his honours undergraduate degree from St. Francis Xavier University, Antigonish, N.S. in 1959, and a law degree from Université Laval in Quebec City in 1964.

        William F. Quinn has served as a director of our company since the closing of our initial public offering. Mr. Quinn has served as the Chairman of American Beacon Advisors, Inc., the investment services affiliate of American Airlines, with responsibility for the management of pension and short-term fixed income assets, since April 2006. Prior to being named to his current position, Mr. Quinn served as both Chairman and Chief Executive Officer from April 2006 to December 2007, President from November 1986 to April 2006 and Director since 2001. Mr. Quinn has also served and continues to serve as a trustee of American Beacon Advisors, Inc. and related mutual funds since 1987. From 1994 until August 2007, Mr. Quinn served as a trust manager of Crescent Real Estate Equities Company. Prior to his positions with American Beacon Advisors, Inc., Mr. Quinn held several management positions with American Airlines and its subsidiaries. He has served as a director of the Board of American Airlines Federal Credit Union from July 1979 to present, including serving as Chairman of the Board from November 1989 to May 2003, a director of the United Way of Tarrant County since 2005 (with prior tenure from 1988-2000) and a director of the Association for Financial Professionals since 2006. Mr. Quinn is currently Chairman of the Committee on the Investment of Employee Benefit Assets (CIEBA) and currently serves on the advisory board of the Dallas Society of Financial Analysts. Mr. Quinn has served on the advisory board for Southern Methodist University's Endowment Fund since September 1996, the investment committee of the United Way of Tarrant County's Endowment funds since 1999 and is currently serving his third two-year term on the New York Stock Exchange Pension Management Advisory Committee. Mr. Quinn received a Bachelor of Science degree in Accounting from Fordham University in 1969 and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee

        Effective October 3, 2007 we established an audit committee of our board of directors, which consists of Mr. Montgomery, Mr. Mulroney and Mr. Quinn, each of whom has been determined to be "independent" as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The audit committee's duties, which are specified in our Audit Committee Charter, include, but are not limited to:

  •
  reviewing and discussing with management and the independent auditor the annual audited financial statements;

  •
  discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

  •
  discussing with management major risk assessment and risk management policies;

  •
  monitoring the independence of the independent auditor;

  •
  verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

  •
  reviewing and approving all related-party transactions;

  •
  inquiring and discussing with management our compliance with applicable laws and regulations;

  •
  pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

  •
  appointing or replacing the independent auditor;

  •
  determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

  •
  establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

        Prior to our completion of an initial business combination, the audit committee will also monitor compliance on a quarterly basis with the terms described below and the other material terms relating to our initial public offering. If any noncompliance is identified, then the audit committee will be charged with the responsibility to immediately take all action necessary to rectify such noncompliance or otherwise cause compliance with the terms of our initial public offering.

        There will be no fees or other cash payments paid to our existing stockholders, officers, directors or their affiliates prior to, or for any services they render in order to effectuate, the consummation of the initial business combination (regardless of the type of transaction that it is) other than:

  •
  our repayment on October 3, 2007 of a $225,000 loan that is non-interest bearing made to us by Mr. Hicks to cover operating expenses;

  •
  a payment of an aggregate of $10,000 per month to Hicks Holding Operating LLC, an affiliate of Mr. Hicks, for office space, secretarial and administrative services; and

  •
  reimbursements for any out-of-pocket expenses incurred in connection with actions on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.

Financial Expert on Audit Committee

        The audit committee will at all times be composed exclusively of "independent directors" who, as required by the American Stock Exchange, are able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

        In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. The board of directors has determined that Mr. Quinn satisfies the American Stock Exchange's definition of financial sophistication and also qualifies as an "audit committee financial expert," as defined under rules and regulations of the SEC.

Code of Ethics and Committee Charters

        In September 2007, we adopted a code of ethics that applies to our officers, directors and employees and have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement on Form S-1. You will be able to review these documents by accessing our public filings at the SEC's web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

        None of our executive officers or directors received any cash compensation for services rendered. Since the closing of our initial public offering we have paid Hicks Holdings Operating LLC ("Hicks Holdings Operating"), an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement will continue until the earlier of consummation of our initial business combination or our liquidation and was agreed to by Hicks Holdings Operating LLC for our benefit and is not intended to provide Mr. Hicks compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Mr. Armes is an executive officer of Hicks Holdings Operating. Other than this $10,000 per month fee, no compensation of any kind, including finder's and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of a initial business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders in connection with the stockholder meeting to approve a proposed business combination. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management's motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007, by:

  •
  each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

  •
  each of our officers and directors; and

  •
  all our officers and directors as a group.

        Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
HH-HACI, L.P. (our sponsor) 100 Crescent Court, Suite 1200 Dallas, Texas 75201	13,524,000	19.6%
Thomas O. Hicks(1) c/o Hicks Holdings LLC 100 Crescent Court, Suite 1200 Dallas, Texas 75201	13,524,000	19.6%
Michael A. Roth and Brian J. Stark(2) 3600 South Lake Drive St. Francis, WI 53235	4,800,000	7.0%
Fir Tree, Inc.(3) 505 Fifth Avenue, 23rd Floor New York, New York 10017	4,800,000	7.0%
QVT Financial LP(4) 1177 Avenue of the Americas, 9th floor New York, New York 10036	4,230,218	6.13%
HBK Services LLC(5) 300 Crescent Court, Suite 700 Dallas, Texas 75201	3,458,716	5%
William H. Cunningham P.O. Box E Austin, TX 78713	69,000	0.1%
William A. Montgomery 200 Crescent Court, Suite 1200 Dallas, Texas 75201	69,000	0.1%
Brian Mulroney c/o Ogilvy Renault 1981 McGill College Avenue Montreal, Quebec Canada	69,000	0.1%
William F. Quinn 4151 Amon Carter Blvd. Fort Worth, Texas 76155	69,000	0.1%
All directors and executive officers as a group (eleven individuals)	13,800,000	20.0%

(1)
Mr. Hicks is the sole member of HH-HACI GP, LLC, the general partner of our sponsor, and may be considered to have beneficial ownership of our sponsor's interests in us. Mr. Hicks disclaims beneficial ownership of any shares of our common stock in which he does not have a pecuniary interest.

(2)
Based on a Schedule 13G filed with the SEC on October 9, 2007 by Michael A. Roth and Brian J. Stark, as joint filers. Mr. Roth and Mr. Stark, as the managing members of Stark Offshore Management LLC, share voting and dispositive power over 4,800,000 shares our common stock held directly by Stark Master Fund Ltd. Stark Offshore Management LLC is the investment manager and has sole power to direct the management of Stark Master Fund Ltd.

(3)
Based on Amendment No. 2 to a Schedule 13G filed with the SEC on January 31, 2008 on behalf of QVT Financial LP, a Delaware limited partnership ("QVT Financial"), QVT Financial GP LLC, a Delaware limited liability company, QVT Fund LP, a Cayman Islands limited partnership (the "Fund"), and QVT Associates GP LLC, a Delaware limited Partnership. QVT Financial LP ("QVT Financial") is the investment manager for the Fund, which beneficially owns 3,485,079 shares of our commons tock, Quintessence Fund L.P. ("Quintessence"), which beneficially owns 374,505 shares of our common stock and a separate discretionary account managed for Deutsche Bank AG (the "Separate Account"), which holds 370,634 shares of our common stock. QVT Financial has the power to direct the vote and disposition of the 4,230,218 shares collectively owned by Fund, Quintessence and held in the Separate Account. QVT Financial GP LLC is the general partner of QVT Financial and may be deemed to beneficially on the same number of shares of common stock deemed beneficially owned by QVT Financial. QVT Associates GP LLC is the general partner of Fund and Quintessence and may be deemed to beneficially own an aggregate of 3,859,584 of our shares of common stock.

(4)
Based on a Schedule 13G filed with the SEC on October 9, 2007 on behalf of Fir Tree, Inc., a New York corporation ("Fir Tree"), Sapling LLC, a Delaware limited liability company ("Sapling"), and Fir Tree Recovery Master Fund, L.P., a Cayman islands exempted limited partnership ("Fir Tree Recovery"). Fir Tree is the investment manager for each of Sapling, which is the beneficial owner of 4,012,000 shares of our common stock, and Fir Tree Recovery, which is the beneficial owner of 788,000 shares of our common stock. Fir Tree has been granted investment discretion over the shares of our common stock held by Sapling and Fir Tree Recovery.

(5)
Based on Amendment No. 1 to a Schedule 13G filed with the SEC on February 6, 2008 on behalf of HBK Investments L.P., a Delaware limited partnership, HBK Services, LLC, a Delaware limited liability company ("Services"), HBK Partners II, L.P., a Delaware limited partnership, HBK Management LLC, a Delaware limited liability company and HBK Master Fund L.P., a Cayman Islands limited partnership. HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC. Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the "Subadvisors"). Each of Services and the Subadvisors is under common control with HBK Investments L.P.

        In March 2007, our sponsor purchased 10,000,000 founder's units (which was increased to 11,500,000 units through a stock split in July 2007 and later increased to 13,524,000 units after giving effect to the August 2007 transfer discussed below and a stock dividend declared by our board of directors in September 2007) for an aggregate purchase price of $25,000, or $0.0018 after giving effect to our July 2007 stock split and September 2007 stock dividend. Each founder's unit consisted of one founder's share and one founder's warrant. Mr. Hicks, our founder and chairman of the board, is the sole member of HH-HACI GP, the general partner of our sponsor. In addition, Mr. Hicks, Mr. Armes, our president, chief executive officer, chief financial officer and one of our directors, Mr. Neuman, a senior vice president of our company, Mr. Swartz, a senior vice president of our company, Ms. Vest, a senior vice president of our company, Thomas O. Hicks, Jr., our secretary and one of our vice presidents, and Mack H. Hicks, a vice president of our company, are each limited partners of our sponsor. In August 2007, our sponsor transferred an aggregate of 230,000 founder's units (which were increased to 276,000 units as a result of the September 2007 stock dividend) to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom will be a member of our board of directors.

        Simultaneously with the closing of our initial public offering, our sponsor purchased warrants to purchase 7,000,000 shares of our common stock. The warrants were purchased at a price of $1.00 per warrant and have an exercise price of $7.50 per share.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        In March 2007, we issued an aggregate of 10,000,000 founder's units (which was increased to 11,500,000 units in July 2007 through a stock split approved by our board of directors and later increased to 13,524,000 units after giving effect to the August 2007 transfer discussed below and a stock dividend declared by our board of directors in September 2007) to our sponsor, for an aggregate purchase price of $25,000 in cash, or $0.0018 per unit after giving effect to the July 2007 stock split and the September 2007 stock dividend. In August 2007, our sponsor transferred an aggregate of 230,000 founder's units which were increased to 276,000 units as a result of the September 2007 stock dividend to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom are members of our board of directors.

        Each founder's unit consists of one share of common stock, which we refer to as a founder's share, and one warrant to purchase one share of common stock, which we refer to as a founder's warrant. Thomas O. Hicks, our founder and chairman of the board, is the sole member of HH-HACI GP, LLC, the general partner of our sponsor. Each of our executive officers is also a limited partner of our sponsor.

        Our sponsor also purchased 7,000,000 warrants, which we refer to as sponsor warrants, from us in a private placement which took place simultaneously with the closing of our initial public offering. Each sponsor warrant entitles the holder to purchase one share of our common stock. Our sponsor has agreed that the sponsor warrants (including the common stock issuable upon exercise of the sponsor warrants) will not, subject to certain limited exceptions, be transferred, assigned or sold by it until 180 days after the completion of our initial business combination.

        Pursuant to a written agreement with us, Mr. Hicks is required to purchase from us, directly or through a controlled affiliate, in a private placement that will occur immediately prior to our consummation of our initial business combination, 2,000,000 co-investment units at a price of $10.00 per unit for an aggregate purchase price of $20 million. If Mr. Hicks elects to make the co-investment through an entity, he will control such entity. The co-investment units will be identical to the units sold in our initial public offering, except that: (i) the co-investment warrants will not be redeemable by us so long as they are held by Mr. Hicks, any relevant controlled affiliate of Mr. Hicks who purchases the co-investment units or their permitted transferees; and (ii) with certain limited exceptions, the co-investment shares and co-investment warrants (including the common stock issuable upon exercise of the co-investment warrants) may not be transferred, assigned or sold until 180 days after the completion of our initial business combination. However, the proceeds from the sale of the co-investment units will not be deposited into the trust account that holds the proceeds from our initial public offering and the sale of the sponsor warrants, and the proceeds will not be available for distribution to our public stockholders in the event of a liquidation of the trust account, or upon conversion of shares held by public stockholders. Instead, the proceeds from the sale of the co-investment units will be used for general corporate purposes and will be received by us immediately after our consummation of our initial business combination, which will not occur until after the signing of a definitive initial business combination agreement and the approval of our initial business combination by a majority of the votes cast by our public stockholders. In addition, the co-investment warrants will not be redeemable by us so long as they are held by Thomas O. Hicks, the relevant controlled affiliate or their permitted transferees, and the co-investment shares or co-investment warrants (including the common stock issuable upon exercise of the co-investment warrants) may not, with certain limited exceptions, be transferred, assigned or sold until 180 days after the completion of our initial business combination. The business purpose of the co-investment is to provide additional capital to us and demonstrate Mr. Hicks' further commitment to our completion of an advantageous business combination. In the event that the co-investment units are not purchased immediately prior to our consummation of our initial business combination, our sponsor has agreed to sell, and we have agreed to purchase, its founder's shares and founder's warrants for an aggregate repurchase price of $1,000 pursuant to a written agreement between Mr. Hicks, our sponsor and us. The purpose of this agreement is to augment Mr. Hick's contractual commitment to purchase the co-investment units with an additional incentive to make the co-investment.

        Each of Messrs. Hicks, Armes, Neuman and Swartz, Ms. Vest, Thomas O. Hicks, Jr., and Mack H. Hicks is an officer, member or partner of Hicks Holdings LLC or Hicks Equity Partners LLC. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers has agreed, until the earliest of our completion of our initial business combination, our liquidation or such time as he or she ceases to be an officer, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity with a fair market value of $200 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have. In the event that any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. However, each of those officers will be required to offer all suitable business opportunities with a fair market value less than $200 million for a business combination to Hicks Holdings or Hicks Equity Partners prior to presenting it to us. In the event that any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to us. Each of our officers, other than Thomas O. Hicks, Jr., and Mack Hicks currently have certain relevant fiduciary duties or contractual obligations which may take priority over their duties to us.

        Hicks Holdings Operating LLC, an entity controlled by Thomas O. Hicks, our founder and chairman of the board, has agreed to, from the date of the closing of our initial public offering through the earlier of our consummation of a business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Hicks Holdings Operating $10,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Hicks compensation in lieu of salary. We believe, based on rents and fees for similar services in the Dallas metropolitan area, that the fee charged by Hicks Holdings Operating is at least as favorable as we could have obtained from an unaffiliated person.

        Mr. Hicks has also advanced to us approximately $225,000 to cover expenses related to our initial public offering. This loan was payable without interest on the earlier of December 31, 2007 or the closing of our initial public offering. We repaid this loan on October 3, 2007 from the proceeds of our initial public offering not placed in trust.

        Other than the $10,000 per-month administrative fee paid to Hicks Holdings Operating and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder's fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is).

        After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

        All ongoing and future transactions between us and any member of our management team or his or her respective affiliates, including loans by members of our management team, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by our audit committee which will have access, at our expense, to our attorneys or independent legal counsel. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

        Our initial stockholders and the purchaser of the co-investment shares and co-investment warrants, hold registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These stockholders will be entitled to make up to three demands that we register such securities for sale under the Securities Act. In addition, these stockholders will have "piggy-back" registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs 180 days after the completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

Director Independence

        The American Stock Exchange requires that a majority of our board of directors must be composed of "independent directors," which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company's board of directors would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director.

        Our board of directors has determined that each of Mr. Cunningham, Mr. Montgomery, Mr. Mulroney and Mr. Quinn are independent directors as such term is defined under the rules of the American Stock Exchange and Rule 10A-3 of the Exchange Act. In making the foregoing determinations, our board of directors considered that investment clients of American Beacon Advisors, Mr. Quinn's employer, have co-invested, on arms length terms and on a passive basis, with affiliates of Mr. Hicks, our founder and chairman of the board, in past private investments that are unrelated to our company. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

        We will not enter into our initial business combination with an entity which is affiliated with any of our officers, directors, or sponsor.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The firm of KPMG LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG LLP for services rendered.

Audit Fees

        During the period from February 26, 2007 (inception) through December 31, 2007, fees paid or payable to our independent registered public accounting firm were $364,988 for the services they performed in connection with various audits, and our initial public offering including review of the registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Tax Fees

        During 2007, there were no fees billed for tax services provided by our independent registered public accounting firm.

All Other Fees

        During 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

        Since our audit committee was not formed until our initial public offering, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements

      Reference is made to the index to financial statements of the Company under Item 8 of Part II.

  (2)
  Financial Statement Schedule

      All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and notes thereto in Item 8 above.

  (3)
  Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on September 4, 2007).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 3, 2007).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on September 4, 2007).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007).
10.1	Promissory Note, dated March 1, 2007, issued to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed on September 13, 2007).
10.2	Letter Agreement, dated as of September 26, 2007, among the Registrant, Citigroup Global Markets Inc., HH-HACI, L.P. and Thomas O. Hicks (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.3	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and each executive officer and director (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007).
10.5	Letter Agreement between Hicks Holdings Operating LLC and Registrant regarding administrative support. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on September 4, 2007).

10.6		Registration Rights Agreement, dated as of September 26, 2007, among the Registrant, HH-HACI, L.P., Thomas O. Hicks, William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.7		Securities Purchase Agreement, effective as of March 1, 2007, between the Registrant and HH-HACI, L.P. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.8		Sponsor Warrants Purchase Agreement, dated as of September 26, 2007, between the Registrant and HH-HACI, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.9		Co-Investment Securities Purchase Agreement, dated as of September 26, 2007, between the Registrant and Thomas O. Hicks (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.10		Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.11		Securities Assignment Agreement, dated as of August 30, 2007 between the Registrant, HH-HACI, L.P., William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed on September 13, 2007).
14		Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on July 26, 2007).
31	#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	HICKS ACQUISITION COMPANY I, INC.
	By:	/s/ JOSEPH B. ARMES
	Name:	Joseph B. Armes
	Title:	President, Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

        The undersigned directors and officers of HICKS ACQUISITION COMPANY I, Inc. hereby constitute and appoint Joseph B. Armes, with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ THOMAS O. HICKS Thomas O. Hicks	Chairman of the Board	March 28, 2008
/s/ JOSEPH B. ARMES Joseph B. Armes	President, Chief Executive Officer, Chief Financial Officer and Director	March 28, 2008
/s/ WILLIAM H. CUNNINGHAM William H. Cunningham	Director	March 28, 2008
/s/ WILLIAM A. MONTGOMERY William A. Montgomery	Director	March 28, 2008
/s/ BRIAN MULRONEY Brian Mulroney	Director	March 28, 2008
/s/ WILLIAM F. QUINN William F. Quinn	Director	March 28, 2008

S-1

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on September 4, 2007).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 3, 2007).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on September 4, 2007).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007).
10.1	Promissory Note, dated March 1, 2007, issued to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed on September 13, 2007).
10.2	Letter Agreement, dated as of September 26, 2007, among the Registrant, Citigroup Global Markets Inc., HH-HACI, L.P. and Thomas O. Hicks (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.3	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and each executive officer and director (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 3, 2007).
10.5	Letter Agreement between Hicks Holdings Operating LLC and Registrant regarding administrative support. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on September 4, 2007).
10.6	Registration Rights Agreement, dated as of September 26, 2007, among the Registrant, HH-HACI, L.P., Thomas O. Hicks, William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.7	Securities Purchase Agreement, effective as of March 1, 2007, between the Registrant and HH-HACI, L.P. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.8	Sponsor Warrants Purchase Agreement, dated as of September 26, 2007, between the Registrant and HH-HACI, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.9	Co-Investment Securities Purchase Agreement, dated as of September 26, 2007, between the Registrant and Thomas O. Hicks (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).
10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 filed on September 27, 2007).

10.11		Securities Assignment Agreement, dated as of August 30, 2007 between the Registrant, HH-HACI, L.P., William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 filed on September 13, 2007).
14		Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 filed on July 26, 2007).
31	#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Hicks Acquisition Company I, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Hicks Acquisition Company I, Inc.:

We have audited the accompanying balance sheet of Hicks Acquisition Company I, Inc. (a development stage company) (the Company) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the period February 26, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hicks Acquisition Company I, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the period February 26, 2007 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
March 27, 2008

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

Balance Sheet

December 31, 2007
Assets
Current assets:
Cash	$52,053
Cash held in trust	541,301,789
Other assets	267,798

Total current assets	541,621,640
Deferred tax asset	154,751
Other noncurrent assets	65,833

Total assets	$541,842,224

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$655,871
Accrued expenses	489,287
Accrued federal and state taxes	1,671,956
Accrued expenses — related party	117,278
Deferred underwriter's commission	17,388,000

Total current liabilities	20,322,392

Common stock, subject to possible redemption; 16,559,999 shares at $9.71 per share	160,797,590
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $525,674)	1,020,426
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at December 31, 2007	—
Common stock, $0.0001 par value. Authorized 225,000,000 shares; issued and outstanding 69,000,000 shares (less 16,559,999 shares subject to possible redemption) at December 31, 2007	5,244
Additional paid-in capital	357,999,322
Earnings accumulated during the development stage	1,697,250

Total stockholders' equity	359,701,816

Total liabilities and stockholders' equity	$541,842,224

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY I, INC.
(A Development Stage Company)

Statement of Operations

February 26, 2007 (inception) to December 31, 2007
Operating expenses:
Formation and operating costs	$196,885
Professional fees	722,023

Loss from operations before other income (expense) and income tax expense	(918,908)
Other income and (expense):
Interest income	5,153,789
State taxes other than income	(116,553)

Total other income	5,037,236

Income before income tax expense	4,118,328
Income tax expense	1,400,652

Net income	2,717,676
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(1,020,426)

Net income attributable to common stock	$1,697,250

Earnings per share:
Basic and diluted	$0.07

Weighted average shares outstanding:
Basic and diluted	24,002,143

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY I, INC.
(A Development Stage Company)

Statement of Stockholders' Equity

				Earnings accumulated during the development stage
	Common stock
			Additional paid-in capital		Stockholders' equity
	Shares	Amount
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Stock dividend, September 27, 2007	2,300,000	230	(230)	—	—
Sale of 55,200,000 units, net of underwriter's discount and offering costs	55,200,000	5,520	511,771,636	—	511,777,156
Proceeds subject to possible redemption of 16,559,999 shares	—	(1,656)	(160,795,934)	—	(160,797,590)
Proceeds from sale of warrants to sponsor	—	—	7,000,000	—	7,000,000
Net income attributable to common stock	—	—	—	1,697,250	1,697,250

Balance as of December 31, 2007	69,000,000	$5,244	$357,999,322	$1,697,250	$359,701,816

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY I, INC.
(A Development Stage Company)

Statement of Cash Flows

February 26, 2007 (inception) to December 31, 2007
Cash flows from operating activities:
Net income attributable to common stock	$1,697,250
Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities:
Deferred tax asset	(154,751)
Deferred interest attributable to common stock subject to possible redemption	1,020,426
Change in operating assets and liabilities:
Other assets	(333,631)
Accrued federal and state taxes	1,671,956
Accounts payable	655,871
Accrued expenses	489,287
Accrued expenses—related party	117,278

Net cash provided by operating activities	5,163,686

Cash flows from investing activities:
Cash held in trust account	(541,301,789)

Net cash used in investing activities	(541,301,789)

Cash flows from financing activities:
Proceeds from note payable—related party	225,000
Payment on note payable—related party	(225,000)
Proceeds from sale of units to sponsor	25,000
Proceeds from sale of warrants to initial founder	7,000,000
Proceeds from initial public offering, net of underwriter's discount and offering costs	529,165,156

Net cash provided by financing activities	536,190,156

Increase in cash	52,053
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$52,053

Supplemental disclosure of noncash financing activities:
Accrual of deferred underwriter's commission	$17,388,000

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Note 1—Organization and Nature of Business Operations

        Hicks Acquisition Company I, Inc. (the "Company") was incorporated in Delaware on February 26, 2007 as a blank check company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets.

        The Company has neither engaged in any operations nor generated any revenue to date. The activity from February 26, 2007 to December 31, 2007 relates to the Company's formation and its initial public offering described below and in Note 3. The Company has selected December 31 as its fiscal year end.

        The registration statement for the Company's initial public offering (the "Offering") was declared effective September 27, 2007. The Company consummated the Offering on October 3, 2007 and received proceeds of approximately $529.1 million, net of underwriter's commissions of approximately $21.3 million and offering costs and other expenses of $1.6 million. The Company sold to the public 55,200,000 units at a price of $10.00 per unit, including 7,200,000 units issued pursuant to the exercise of the underwriter's over-allotment option. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 7,000,000 warrants to HH-HACI, L.P., a Delaware limited partnership (the "Sponsor"), at a price of $1.00 per sponsor's warrant, generating gross proceeds, before expenses, of $7 million (the "Private Placement"). Net proceeds received by the Company from the consummation of both the Offering and Private Placement of sponsor's warrants totaled approximately $536.1 million, net of underwriter's commissions and offering costs. The net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.

        The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating one or more business combinations with an operating company. The Company's initial business combination must occur with one or more target businesses that collectively have a fair market value of at least 80% of the initial amount held in the trust account (excluding the amount held in the trust account representing the underwriters' deferred commission). If the Company acquires less than 100% of one or more target businesses, the aggregate fair market value of the portion or portions the Company acquires must equal at least 80% of the amount held in the trust account. In no event, however, will the Company acquire less than a controlling interest of a target business (that is, not less than 50% of the voting equity interests of the target business).

        The Company's efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth. However, the Company will not complete a business combination with an entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada.

        Proceeds of the Offering and Private Placement are held in a trust account and will only be released to the Company upon the earlier of: (i) the consummation of an initial business combination; or (ii) the Company's liquidation. The proceeds in the trust account include the underwriter's deferred commission which equals 3.15% of the gross proceeds of the Offering. Upon consummation of an initial business combination, approximately $17.4 million, which constitutes the underwriters' deferred commissions, will be paid to the underwriters from the funds held in the trust account. The proceeds

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 1—Organization and Nature of Business Operations (Continued)

outside of the trust account as well as the interest income of up to $6.6 million (net of taxes payable), earned on the trust account balance that may be released to the Company may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any income taxes on such $6.6 million of interest income.

        The Company will seek stockholder approval before it will effect an initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law. In connection with the stockholder vote required to approve any initial business combination, the Company's existing stockholders, HH-HACI, L.P., and certain of the Company's directors have agreed to vote the founder's shares (as defined in Note 6 below) owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the public stockholders. "Public stockholders" is defined as the holders of common stock sold as part of the units, as defined, in the Offering or in the aftermarket. The Company will proceed with an initial business combination only if (i) the business combination is approved by a majority of votes cast by the Company's public stockholders at a duly held stockholders meeting, (ii) an amendment to the Company's amended and restated certificate of incorporation to provide for the Company's perpetual existence is approved by holders of a majority of the Company's outstanding shares of common stock, (iii) public stockholders owning no more than 30% (minus one share) of the Company's outstanding shares of common stock sold in the Offering both vote against the business combination and exercise their conversion rights, and (iv) the Company has confirmed that it has sufficient cash resources to pay both (x) the consideration required to close its initial business combination, and (y) the cash due to public stockholders who vote against the business combination and who exercise their conversion rights. If the conditions to consummate the proposed business combination are not met but sufficient time remains before the Company's corporate life expires, the Company may attempt to effect another business combination. With respect to a business combination which is approved and consummated, any Public stockholder who voted against the business combination may exercise their conversion rights as described above, and demand that the Company redeem their shares for cash from the trust fund. Accordingly, the Company has classified 30% (minus one share) of the Public stockholders' shares as temporary equity in the accompanying balance sheet.

        If the initial business combination is approved and completed, each public stockholder voting against such qualifying business combination will be entitled to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (including deferred underwriting commissions and interest earned on the trust account, net of income taxes payable on such interest and net of interest income of up to $6.6 million, on the trust account released to fund the Company's working capital requirements). Public stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.

        The Company will liquidate and promptly distribute only to the public stockholders the amount in the trust account, less any income taxes payable on interest income and any interest income of up to $6.6 million, on the balance (net of taxes payable) of the trust account previously released to the Company to fund its working capital requirements, plus any remaining net assets if the Company does not consummate a business combination by September 28, 2009. If the Company fails to consummate such business combination by September 28, 2009, the Company's amended and restated certificate of

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 1—Organization and Nature of Business Operations (Continued)

incorporation provides that the Company's corporate existence will automatically cease on September 28, 2009, except for the purpose of winding up its affairs and liquidating. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including trust account assets) may be more or less than the initial public offering price per share (assuming no value is attributed to the warrants contained in the units to be offered in the Offering discussed in Note 3). In the event of the consummation of a successful initial business combination, the earnings per share will be affected by the dilution attributable to the sponsors shares and warrants.

Note 2—Summary of Significant Accounting Policies

  Cash

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

  Cash Held in Trust

        A total of $536.1 million of the net proceeds from the Offering, including $7.0 million from the Private Placement (see Note 5) and $17.4 million of deferred underwriting commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with the Continental Stock Transfer & Trust Company serving as trustee (the "Trust Account"). The Trust Account is invested in U.S. Treasury bills with a maturity of 90 days or less. As of December 31, 2007, the balance in the Trust Account was $541.3 million, which includes $5.2 million of investment income earned since the inception of the trust, and represents approximately $9.81 per share (excluding 13,800,000 shares of common stock owned by the Company's founding stockholder and certain directors, as such shares do not have liquidation rights). The Company made no withdrawals from the Trust Account prior to December 31, 2007, however, approximately $2 million of interest income was withdrawn by the Company in January 2008 to pay income taxes on the investment income as well as for general and administrative expenses.

  Earnings per Common Share

        Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 24,002,143 used for the computation of basic earnings per share for the period February 26, 2007 (inception) to December 31, 2007, takes into effect the 13,800,000 shares outstanding for the entire period and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007.

        The 76,000,000 warrants related to the Offering, Private Placement and the founder's unit are contingently issuable shares and are excluded from the calculation of diluted earnings per share.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Income Taxes

        Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        The Company recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $154,751 at December 31, 2007.

  Recent Accounting Pronouncements

        Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

Note 3—Initial Public Offering

        On October 3, 2007, the Company sold to the public 55,200,000 units at a price of $10.00, which included 7,200,000 shares issued pursuant to the underwriter's over-allotment option. Each unit consists of one share of the Company's common stock, $0.0001 par value, and one warrant.

        Each warrant entitles the holder to purchase from the Company one share of common stock at a price of $7.50 on the later of completion of the initial business combination or twelve months from the date of the closing of the Offering, provided in each case that the Company has an effective registration statement in effect covering the shares of common stock issuable upon exercise of the warrants. The warrants expire September 28, 2011 unless earlier redeemed. Once the warrants become exercisable, they will be redeemable in whole but not in part at a price of $0.01 per warrant upon a minimum of 30 days' notice, but such redemption may only occur if the last sale price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30 trading day period ending three business days prior to the time that the Company sends the notice of redemption to the warrant holders.

Note 4—Cash Held in Trust

        The carrying amount, including accrued interest, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity treasury securities by major security type and class of security at December 31, 2007 are as follows:

At December 31, 2007	Carrying amount	Accrued Interest	Gross unrealized holding gains	Gross unrealized holding (losses)	Fair value
Held to Maturity:
U.S. Treasury Bills	$536,148,000	$5,153,789	$0	$0	$541,301,789

        These treasury bills classified as held-to-maturity mature within one year.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 5—Note Payable to Affiliate and Related-Party Transactions

        The Company issued an aggregate of $225,000 in an unsecured promissory note to Thomas O. Hicks, the Company's founder and chairman of the board, on March 1, 2007. The note is non-interest bearing and is payable on the earlier of December 31, 2007 or the consummation of an initial public offering by the Company. With the proceeds of the Offering, this note was paid in full effective October 3, 2007.

        The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC ("Hicks Holdings"), an affiliate of the Company's founder and chairman of the board, Mr. Hicks. Services will commence promptly after the effective date of an offering and will terminate upon the earlier of: (i) the consummation of an initial business combination; or (ii) the liquidation of the Company. At December 31, 2007, the Company accrued $117,278 due to Hicks Holdings, which includes $30,000 for rent and overhead as well as $87,278 for reimbursable expenses primarily relating to travel-related and business insurance expenses.

        On October 3, 2007, the sponsor, through the Private Placement, purchased 7,000,000 Sponsor Warrants at $1.00 per warrant (for a total purchase price of $7,000,000) from the Company pursuant to Regulation D. Mr. Hicks, the Company's founder and chairman of the board, is the sole member of HH-HACI GP, LLC, the general partner of HH-HACI, L.P. In addition, Mr. Hicks, Joseph B. Armes, the Company's president, chief executive officer, chief financial officer and one of our directors, Eric C Neuman, a senior vice president of the Company, Robert M. Swartz, a senior vice president of the Company, Christina Weaver Vest, a senior vice president of the Company, Thomas O. Hicks, Jr., the Company's secretary and a vice president, and Mack H. Hicks, a vice president of the Company, are each limited partners of HH-HACI, L.P. The Sponsor will be permitted to transfer the warrants held by it to the Company's officers and directors, and other persons or entities affiliated with the Sponsor, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, these warrants will not be transferable or salable by the Sponsor (except as described below) until 180 days after the completion of an initial business combination. The Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or the Sponsor's permitted transferees. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants including in the units being sold in this offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the proposed offering, except that such Sponsor Warrants may be exercised on a cashless basis. The purchase price of the Sponsor Warrants has been determined to be the fair value of such warrants as of the purchase date.

        Mr. Hicks, the Company's founder and chairman of the board is required, pursuant to a written co-investment securities purchase agreement, to purchase, directly or through a controlled affiliate, 2,000,000 co-investment units at a price of $10.00 per unit for an aggregate purchase price of $20 million in a private placement that will occur immediately prior to the consummation of the initial business combination.

        The co-investment units will be identical to the units sold in the proposed public offering, except that (i) the co-investment warrants will not be redeemable by us so long as they are held by Mr. Hicks, a controlled affiliate of Mr. Hicks who purchases the co-investment units or their permitted transferees, and (ii) with limited exceptions, the co-investment shares and co-investment warrants (including the common stock issuable upon exercise of the co-investment warrants) may not be transferred, assigned

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 5—Note Payable to Affiliate and Related-Party Transactions (Continued)

or sold until 180 days after the completion of our initial business combination. The proceeds of the sale of the co-investment units will not be deposited into the trust account and will not be available for distribution to the public stockholders in the event of a liquidation of the trust account, or upon conversion of shares held by public stockholders.

Note 6—Founder's Units

        On March 1, 2007, the Sponsor purchased 11,500,000 founder's units (after giving effect to a stock split, discussed in greater detail in Note 8, approved by the Company's board of directors in July 2007) for an aggregate amount of $25,000, or $0.0022 per unit. On August 30, 2007, the sponsor transferred an aggregate of 230,000 of these units to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of the Company's board of directors. Each founder's unit consists of one share of common stock (a "founder's share"), and one warrant to purchase common stock (a "founder's warrant"). The Sponsor, together with Messrs. Cunningham, Montgomery, Mulroney and Quinn, are referred to as the "initial stockholders."

        On September 27, 2007, through a stock dividend (discussed in Note 8), the founder's units increased to 13,800,000. This stock dividend also increased the number of shares transferred to certain members of the Company's board of directors to 276,000.

        The founder's shares are identical to the shares of common stock included in the Offering, except that:

  •
  the founder's shares are subject to the transfer restrictions described below;

  •
  the initial stockholders have agreed to vote the founder's shares in the same manner as a majority of the public stockholders in connection with the vote required to approve a business combination;

  •
  the initial stockholders will not be able to exercise conversion rights granted to the public stockholders with respect to the founder's shares; and

  •
  the initial stockholders have waived their rights to participate in any liquidation distribution with respect to the founder's shares if the Company fails to consummate a business combination.

        The founder's warrants are identical to those included in the units sold in the Offering, except that:

  •
  the founder's warrants are subject to the transfer restrictions described below;

  •
  the founder's warrants may not be exercised unless and until the last sale price of the Company's common stock equals or exceeds $13.75 per share for any 20 days within any 30 trading day period beginning 90 days after the Company's initial business combination and there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants;

  •
  the founder's warrants will not be redeemable by the Company as long as they are held by our initial stockholders or their permitted transferees; and

  •
  the founder's warrants may be exercised by the holders on a cashless basis.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 6—Founder's Units (Continued)

        The initial stockholders have agreed, except in limited circumstances, not to sell or otherwise transfer any of the founder's shares or founder's warrants until 180 days after the completion of the Company's initial business combination. However, the initial stockholders will be permitted to transfer the founder's shares and founder's warrants to the Company's officers and directors, and other persons or entities affiliated with the initial stockholders, provided that the transferees receiving such securities will be subject to the same agreements with respect to such securities as the initial stockholders.

Note 7—Stockholder's Equity

  Preferred Stock

        The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued and outstanding as of December 31, 2007.

  Common Stock

        The authorized common stock of the Company includes up to 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. At December 31, 2007, the Company had 69,000,000 shares of common stock issued and outstanding.

Note 8—Stock Split

        On September 27, 2007, the board of directors as of that date (Mr. Hicks and Mr. Armes) approved a stock dividend of 0.2 shares of common stock for every share of common stock issued and outstanding as of September 27, 2007. The stock dividend was granted in connection with an increase in the number of units being offered in the Offering. Total common shares increased from 11,500,000 shares to 13,800,000 shares as a result of the stock dividend. The par value of the stock remained $0.0001 per share.

        On July 24, 2007, the board of directors approved a 1.15-for-1 stock split resulting in an increase of common shares from 10,000,000 shares to 11,500,000 shares. The par value of the common stock remained $0.0001 per share. The stock split approved July 24, 2007 is reflected in the per share data in the accompanying financial statements as if it occurred on February 26, 2007.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 9—Earnings per Common Share

        The following table sets forth the computation of basic and diluted earnings per common share:

February 26, 2007 (inception) through December 31, 2007
Net income attributable to common stockholders	$1,697,250

Basic and diluted earnings per common share:
Weighted average common shares outstanding	24,002,143

Net income per common share — basic and diluted	$0.07

Note 10—Income Taxes

        Income tax expense is as follows:

For the 309 Day Period from February 26, 2007 (inception) to December 31, 2007
Current:
Federal	$1,555,403
State	—

Total	1,555,403

Deferred:
Federal	(154,751)
State	—

Total	—

Total income tax expense	$1,400,652

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes (Continued)

        Income taxes differ from the expected statutory income tax benefit, by applying the U.S. federal income tax rate of 34% to pretax earnings due to the following:

For the 309 Day Period from February 26, 2007 (inception) to December 31, 2007
Expected statutory income tax (benefit)	$1,400,232
Amounts not deductible for income tax	420
State taxes, net of federal benefit	—
Change in valuation allowance	—

Total income tax expense	$1,400,652

        The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 2007 are presented below:

December 31, 2007
Net non-current deferred income tax assets (liabilities):
Deferred income tax assets:
Start up and organization costs	$249,173

Non-current deferred income tax assets	249,173
Deferred income tax liabilities:
Prepaid insurance	(90,269)
Amortization	(4,153)

Non-current deferred income tax liabilities	(94,422)
Less: Valuation allowance	—

Net non-current deferred income tax asset (liability)	154,751

Total deferred income tax asset (liability)	$154,751

Note 11—Quarterly Results of Operations (Unaudited)

        The following table sets forth unaudited quarterly results of operations for February 26, 2007 (inception) through December 31, 2007. This unaudited quarterly information has been derived from the Company's unaudited financial statements and, in the Company's opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Continued)

Note 11—Quarterly Results of Operations (Unaudited) (Continued)

periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Loss from operations	$(2,176)	$(57,595)	$(670,785)	$(188,352)
Net (loss) income attributable to common stock	$(2,176)	$(57,595)	$(670,785)	$2,427,806
Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.06)	$0.05

Weighted average shares outstanding:
Basic and diluted	11,500,000	11,500,000	11,600,000	52,440,001

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A(T). CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
HICKS ACQUISITION COMPANY I, INC. (a Development Stage Company) Balance Sheet
HICKS ACQUISITION COMPANY I, INC. (A Development Stage Company) Statement of Operations
HICKS ACQUISITION COMPANY I, INC. (A Development Stage Company) Statement of Stockholders' Equity
HICKS ACQUISITION COMPANY I, INC. (A Development Stage Company) Statement of Cash Flows
HICKS ACQUISITION COMPANY I, INC. (a Development Stage Company) NOTES TO THE FINANCIAL STATEMENTS