Form 10-Q
period 2008-03-31
Hicks Acquisition CO I Inc.
filed 2008-05-15
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of May 15, 2008, the registrant had 69,000,000 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY I, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1
	Condensed Statements of Operations for the three months ended March 31, 2008, the period February 26, 2007 (inception) through March 31, 2007 and the period February 26, 2007 (inception) through March 31, 2008 (unaudited)	2
	Condensed Statements of Cash Flows for the three months ended March 31, 2008, the period February 26, 2007 (inception) through March 31, 2007 and the period February 26, 2007 (inception) through March 31, 2008 (unaudited)	3
	Condensed Statements of Stockholders’ Equity for the period February 26, 2007 (inception) through March 31, 2008 (unaudited)	4
	Notes to Condensed Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Controls and Procedures	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$427,794	$52,053
Cash held in trust	541,223,853	541,301,789
Other assets	531,122	267,798

Total current assets	542,182,769	541,621,640
Noncurrent assets:
Deferred tax asset	154,751	154,751
Other noncurrent assets	—	65,833

Total assets	$542,337,520	$541,842,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,747	$655,871
Accrued expenses	540,488	489,287
Accrued federal and state taxes	916,892	1,671,956
Accrued expenses—related party	57,134	117,278
Deferred underwriters’ commission	17,388,000	17,388,000

Total current liabilities	19,119,261	20,322,392

Common stock, subject to possible redemption; 16,559,999 shares at $9.71 per share	160,797,590	160,797,590
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $525,674 and $578,569 at December 31, 2007 and March 31, 2008, respectively)	1,598,995	1,020,426
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2007 and March 31, 2008, respectively	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 69,000,000 shares (less 16,559,999 shares subject to possible redemption) at December 31, 2007 and March 31, 2008, respectively	5,244	5,244
Additional paid-in capital	357,999,322	357,999,322
Earnings accumulated during the development stage	2,817,108	1,697,250

Total stockholders’ equity	360,821,674	359,701,816

Total liabilities and stockholders’ equity	$542,337,520	$541,842,224

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

		Period from	Period from
		February 26, 2007	February 26, 2007
	Three Months Ended	(inception) through	(inception) through
	March 31, 2008	March 31, 2007	March 31, 2008
Operating Expenses:
Professional services	$92,412	$2,000	$814,436
Formation and operating costs	196,500	176	393,384

Loss from operations before other income (expense) and income tax expense	$(288,912)	$(2,176)	$(1,207,820)
Other income (expense):
Interest income	2,927,388	—	8,081,177
State taxes other than income	(34,966)	—	(151,519)

Total other income	2,892,422	—	7,929,658

Income (loss) before income tax expense	2,603,510	(2,176)	6,721,838
Income tax expense	905,083	—	2,305,735

Net income (loss)	$1,698,427	$(2,176)	$4,416,103
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(578,569)	—	(1,598,995)

Net income (loss) attributable to common stock	$1,119,858	$(2,176)	$2,817,108

Earnings per share:
Basic and diluted	$0.02	$—	$0.09

Weighted average shares outstanding:
Basic and diluted	52,440,001	11,500,000	30,487,970

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		Period from	Period from
		February 26, 2007	February 26, 2007
	Three Months Ended	(inception) through	(inception) through
	March 31, 2008	March 31, 2007	March 31, 2008
Cash flows from operating activities:
Net income (loss) attributable to common stock	$1,119,858	$(2,176)	$2,817,108
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by operating activities:
Deferred tax asset	—	—	(154,751)
Deferred interest attributable to common stock subject to possible redemption	578,569	—	1,598,995

Changes in operating assets and liabilities:

Other assets	(197,491)	—	(531,122)
Accrued federal and state taxes	(755,064)	—	916,892
Accounts payable	(439,124)	—	216,747
Accrued expenses	51,201	2,176	540,488
Accrued expenses—related party	(60,144)	—	57,134

Net cash provided by operating activities	297,805	—	5,461,491

Cash flow from investing activities:

Decrease (increase) in cash held in trust	77,936	—	(541,223,853)

Net cash provided by (used in) investing activities	77,936	—	(541,223,853)

Cash flow from financing activities:

Proceeds from note payable—related party	$—	$225,000	$225,000
Payment on note payable—related party	—	—	(225,000)
Proceeds from sale of units to sponsor	—	25,000	25,000
Proceeds from sale of warrants to initial founder	—	—	7,000,000
Proceeds from initial public offering, net of underwriters’ discount and offering costs	—	—	529,165,156

Net cash provided by financing activities	$—	$250,000	$536,190,156

Increase in cash	375,741	250,000	427,794
Cash at beginning of period	$52,053	$—	$—

Cash at end of period	$427,794	$250,000	$427,794

Supplemental disclosure of cash flow information:

Cash paid for taxes	$1,750,000	$—	$1,750,000

Supplemental disclosure of noncash financing activities:

Deferred offering costs included in accrued expenses	$—	$133,551	$—

Accrual of deferred underwriter’s commission	$—	$—	$17,338,000

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
				During the
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Stock dividend, September 27, 2007	2,300,000	230	(230)	—	—
Sale of 55,200,000 units, net of underwriter’s discount and offering costs	55,200,000	5,520	511,771,636	—	511,777,156
Proceeds subject to possible redemption of 16,559,999 shares	—	(1,656)	(160,795,934)	—	(160,797,590)
Proceeds from sale of warrants to sponsor	—	—	7,000,000	—	7,000,000
Net income attributable to common stock	—	—	—	1,697,250	1,697,250

Balance at December 31, 2007	69,000,000	5,244	357,999,322	1,697,250	359,701,816
Net income attributable to common stock (unaudited)	—	—	—	1,119,858	1,119,858

Balance at March 31, 2008 (unaudited)	69,000,000	$5,244	$357,999,322	$2,817,108	$360,821,674

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Interim Financial Information
These unaudited condensed financial statements as of March 31, 2008, the results of operations for the three month period ended March 31, 2008, for the period February 26, 2007 (inception) through March 31, 2007 and for the period February 26, 2007 (inception) through March 31, 2008, and cash flows for the three month period ended March 31, 2008, for the period February 26, 2007 (inception) through March 31, 2007 and for the period February 26, 2007 (inception) through March 31, 2008, have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. Generally Accepted Accounting Principles for complete financial statements of Hicks Acquisition Company I, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.
Note 2—Organization and Nature of Business Operations, Basis of Presentation
The Company is organized as a blank check company and was formed on February 26, 2007 under the General Corporation Law of the State of Delaware for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets. The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth. However, the Company will not complete a business combination with an entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada.
Through March 31, 2008, the Company’s operations have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on September 27, 2007. The Company consummated the Offering on October 3, 2007 and received proceeds of approximately $529.1 million, net of underwriter’s commissions of approximately $21.3 million and offering costs and other expenses of $1.6 million. The Company sold to the public 55,200,000 units at a price of $10.00 per unit, including 7,200,000 units issued pursuant to the exercise of the underwriter’s over-allotment option. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 7,000,000 warrants (the “sponsor warrants”) to HH-HACI, L.P., a Delaware limited partnership (the “Sponsor”), at a price of $1.00 per sponsor warrant, generating gross proceeds, before expenses, of $7 million (the “Private Placement”). Net proceeds received by the Company from the consummation of both the Offering and Private Placement of sponsor warrants totaled approximately $536.1 million, net of underwriter’s commissions and offering costs. The net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating one or more business combinations with an operating company. The Company’s initial business combination must occur with one or more target businesses that collectively have a fair market value of at least 80% of the initial amount held in the trust account (excluding the amount held in the trust account representing the underwriters’ deferred commission). If the Company acquires less than 100% of one or more target businesses, the aggregate fair market value of the portion or portions the Company acquires must equal at least 80% of the amount held in the trust account. In no event, however, will the Company acquire less than a controlling interest of a target business (that is, not less than 50% of the voting equity interests of the target business).

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Proceeds held in the trust account will only be released to the Company upon the earlier of: (i) the consummation of an initial business combination; or (ii) the Company’s liquidation. The proceeds in the trust account include the underwriter’s deferred commission, which equals 3.15% of the gross proceeds of the Offering. Upon consummation of an initial business combination, approximately $17.4 million, which constitutes the underwriters’ deferred commissions, will be paid to the underwriters from the funds held in the trust account. $250,000 of the proceeds of the Offering held outside of the trust account as well as interest income of up to $6.6 million (net of taxes payable), earned on the trust account balance may be released to the Company to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any income taxes on such $6.6 million of interest income.
The Company will seek stockholder approval before it will effect an initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law. In connection with the stockholder vote required to approve any initial business combination, the Sponsor and certain of the Company’s directors have agreed to vote the founder’s shares (as defined in Note 6 below) owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the public stockholders. “Public stockholders” is defined as the holders of common stock sold as part of the units in the Offering or in the aftermarket. The Company will proceed with an initial business combination only if: (i) the business combination is approved by a majority of votes cast by the Company’s public stockholders at a duly held stockholders meeting, (ii) an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence is approved by holders of a majority of the Company’s outstanding shares of common stock, (iii) public stockholders owning no more than 30% (minus one share) of the Company’s outstanding shares of common stock sold in the Offering both vote against the business combination and exercise their conversion rights, and (iv) the Company has confirmed that it has sufficient cash resources to pay both (x) the consideration required to close its initial business combination, and (y) the cash due to public stockholders who vote against the business combination and who exercise their conversion rights. If the conditions to consummate the proposed business combination are not met but sufficient time remains before the Company’s corporate life expires, the Company may attempt to effect another business combination. With respect to a business combination which is approved and consummated, any public stockholder who voted against the business combination may exercise their conversion rights as described below, and demand that the Company redeem their shares for cash from the trust fund. Accordingly, the Company has classified 30% (minus one share) of the public stockholders’ shares as temporary equity in the accompanying balance sheet.
If the initial business combination is approved and completed, each public stockholder voting against such qualifying business combination will be entitled to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (including deferred underwriting commissions and interest earned on the trust account, net of income taxes payable on such interest and net of interest income of up to $6.6 million, on the trust account released to fund the Company’s working capital requirements). Public stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.
The Company will liquidate and promptly distribute only to the public stockholders the amount in the trust account, less any income taxes payable on interest income and any interest income of up to $6.6 million, on the balance (net of taxes payable) of the trust account previously released to the Company to fund its working capital requirements, plus any remaining net assets if the Company does not consummate a business combination by September 28, 2009. If the Company fails to consummate such business combination by September 28, 2009, the Company’s amended and restated certificate of incorporation provides that the Company’s corporate existence will automatically cease on September 28, 2009, except for the purpose of winding up its affairs and liquidating. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including trust account assets) may be more or less than the initial public offering price per share (assuming no value is attributed to the warrants contained in the units sold in the Offering). In the event of the consummation of a successful

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
initial business combination, the earnings per share will be affected by the dilution attributable to the sponsors shares and warrants.
Note 3—Summary of Significant Accounting Policies
Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.
Cash Held in Trust
A total of $536.1 million of the net proceeds from the Offering, including $7.0 million from the Private Placement (see Note 5) and $17.4 million of deferred underwriting commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee (the “Trust Account”). The Trust Account is invested in, at the option of the Company, U.S. Treasury bills with a maturity of 90 days or less and money market funds meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended. As of March 31, 2008, the balance in the Trust Account was approximately $541.2 million, which includes approximately $8.1 million of investment income earned since the inception of the trust, and represents approximately $9.80 per share (excluding 13,800,000 shares of common stock owned by the Company’s founding stockholder and certain directors, as such shares do not have liquidation rights). The Company withdrew from the Trust Account $3 million of interest income for the three months ended March 31, 2008 to pay income taxes on the investment income as well as for general and administrative expenses.
Earnings per common share
Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the three months ended March 31, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the period February 26, 2007 (inception) through March 31, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 30,487,970 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through March 31, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007.
The 76,000,000 warrants related to the Offering, Private Placement and the units (consisting of one share of common stock and one warrant to purchase one share of common stock) outstanding prior to the consummation of the initial public offering are contingently issuable shares and are excluded from the calculation of diluted earnings per share.
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

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Income taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
The Company recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $154,751 at December 31, 2007 and March 31, 2008.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4—Initial Public Offering
On October 3, 2007, the Company sold to the public 55,200,000 units at a price of $10.00, which included 7,200,000 shares issued pursuant to the underwriter’s over-allotment option. Each unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant.
Each warrant entitles the holder to purchase from the Company one share of common stock at a price of $7.50 on the later of completion of the initial business combination or twelve months from the date of the closing of the Offering, provided in each case that the Company has an effective registration statement in effect covering the shares of common stock issuable upon exercise of the warrants. The warrants expire September 28, 2011 unless earlier redeemed. Once the warrants become exercisable, they will be redeemable in whole but not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice, but such redemption may only occur if the last sale price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30 trading day period ending three business days prior to the time that the Company sends the notice of redemption to the warrant holders.
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
The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. Services will commence promptly after the effective date of an offering and will terminate upon the earlier of: (i) the consummation of an initial business combination; or (ii) the liquidation of the Company. At March 31, 2008, the Company accrued $57,134 due to Hicks Holdings, which includes $10,000 for rent and overhead as well as $47,134 for reimbursable expenses primarily relating to travel-related and business insurance expenses.
On October 3, 2007, the Sponsor, through the Private Placement, purchased 7,000,000 sponsor warrants at $1.00 per warrant (for a total purchase price of $7,000,000) from the Company pursuant to Regulation D. Mr. Hicks, the Company’s founder and chairman of the board, is the sole member of HH-HACI GP, LLC, the general partner of the Sponsor. In addition, Mr. Hicks, Joseph B. Armes, the Company’s president, chief executive officer, chief financial officer and one of its directors, Eric C Neuman, a senior vice president of the Company, Robert M. Swartz, a senior vice president of the Company, Christina Weaver Vest, a senior vice president of the Company, Thomas O. Hicks, Jr., the Company’s secretary and a vice president, and Mack H. Hicks, a vice president of the Company, are each limited partners of the Sponsor. The Sponsor will be permitted to transfer the warrants held by it to the Company’s officers and directors, and other persons or entities affiliated with the Sponsor, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, these warrants will not be transferable or salable by the Sponsor (except as described below) until 180 days after the completion of an initial business combination. The sponsor warrants will be non-redeemable so

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
long as they are held by the Sponsor or the Sponsor’s permitted transferees. If the sponsor warrants are held by holders other than the Sponsor or its permitted transferees, the sponsor warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants including in the units being sold in this offering. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the proposed offering, except that such sponsor warrants may be exercised on a cashless basis. The purchase price of the sponsor warrants has been determined to be the fair value of such warrants as of the purchase date.
Mr. Hicks, the Company’s founder and chairman of the board is required, pursuant to a written co-investment securities purchase agreement, to purchase, directly or through a controlled affiliate, 2,000,000 co-investment units at a price of $10.00 per unit for an aggregate purchase price of $20 million in a private placement that will occur immediately prior to the consummation of the Company’s initial business combination.
The co-investment units will be identical to the units sold in the proposed public offering, except that (i) the co-investment warrants will not be redeemable by the Company so long as they are held by Mr. Hicks, a controlled affiliate of Mr. Hicks who purchases the co-investment units or their permitted transferees, and (ii) with limited exceptions, the co-investment shares and co-investment warrants (including the common stock issuable upon exercise of the co-investment warrants) may not be transferred, assigned or sold until 180 days after the completion of our initial business combination. The proceeds of the sale of the co-investment units will not be deposited into the trust account and will not be available for distribution to the public stockholders in the event of a liquidation of the trust account, or upon conversion of shares held by public stockholders.
Note 6—Founder’s Units
On March 1, 2007, the Sponsor purchased 11,500,000 founder’s units (after giving effect to a stock split, discussed in Note 8, approved by the Company’s board of directors in July 2007) for an aggregate amount of $25,000, or $0.0022 per unit. On August 30, 2007, the sponsor transferred an aggregate of 230,000 of these units to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of the Company’s board of directors. Each founder’s unit consists of one share of common stock (a “founder’s share”), and one warrant to purchase common stock (a “founder’s warrant”). The Sponsor, together with Messrs. Cunningham, Montgomery, Mulroney and Quinn, are referred to as the “initial stockholders.”
On September 27, 2007, through a stock dividend (discussed in Note 8), the founder’s units increased to 13,800,000, of which 13,524,000 was held by the sponsor and 276,000 was held by Messrs. Cunningham, Montgomery, Mulroney and Quinn.
The founder’s shares are identical to the shares of common stock included in the Offering, except that:
•	the founder’s shares are subject to the transfer restrictions described below;

•	the initial stockholders have agreed to vote the founder’s shares in the same manner as a majority of the public stockholders in connection with the vote required to approve a business combination;

•	the initial stockholders will not be able to exercise conversion rights granted to the public stockholders with respect to the founder’s shares; and

•	the initial stockholders have waived their rights to participate in any liquidation distribution with respect to the founder’s shares if the Company fails to consummate a business combination.
The founder’s warrants are identical to those included in the units sold in the Offering, except that:
•	the founder’s warrants are subject to the transfer restrictions described below;

•	the founder’s warrants may not be exercised unless and until the last sale price of the Company’s common stock equals or exceeds $13.75 per share for any 20 days within any 30 trading day period beginning 90 days after the Company’s initial business combination and there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants;

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
•	the founder’s warrants will not be redeemable by the Company as long as they are held by our initial stockholders or their permitted transferees; and

•	the founder’s warrants may be exercised by the holders on a cashless basis.
The initial stockholders have agreed, except in limited circumstances, not to sell or otherwise transfer any of the founder’s shares or founder’s warrants until 180 days after the completion of the Company’s initial business combination. However, the initial stockholders will be permitted to transfer the founder’s shares and founder’s warrants to the Company’s officers and directors, and other persons or entities affiliated with the initial stockholders, provided that the transferees receiving such securities will be subject to the same agreements with respect to such securities as the initial stockholders.
Note 7—Stockholders’ Equity
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares of preferred stock were issued and outstanding as of December 31, 2007 and March 31, 2008.
Common Stock
The authorized common stock of the Company includes up to 225,000,000 shares. The holders of the shares of common stock are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. At December 31, 2007 and March 31, 2008, the Company had 69,000,000 shares of common stock issued and outstanding.
Note 8—Stock Dividend and Split
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
* * * * *

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
Special Note Regarding Forward Looking Statements
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

Results of Operations
For the three months ended March 31, 2008 and for the period from February 26, 2007 (inception) to March 31, 2007, we had net income of $1,119,858 and net loss of $2,176, respectively. For the three months ended March 31, 2008, our income was all derived from interest and dividends on the cash held in the trust account established in connection with our initial public offering. For the period February 26, 2007 (inception) to March 31, 2007, all expenses related to the formation and operation of the Company. We incurred $288,912 in operational costs during the three months ended March 31, 2008.
Liquidity and Capital Resources
On October 3, 2007, we consummated our initial public offering of 55,200,000 units (including 7,000,000 units pursuant to the underwriters’ over-allotment option) at a price of $10 per unit. We received net proceeds of approximately $536.1 million from the offering and the private placement. Simultaneously with our initial public offering, we consummated a private placement of warrants to purchase shares of our common stock.
As of March 31, 2008, approximately $541,223,853 million was held in the trust account. We also had $427,794 of unrestricted cash available outside the trust account for us for our activities in connection with identifying and conducting due diligence of a suitable initial business combination and for general corporate matters. The following table shows the total funds held in the trust account through March 31, 2008:

Net proceeds from our initial public offering, the underwriters’ over-allotment and private placement of warrants that were place in trust	$518,760,000
Deferred underwriting commissions	17,388,000
Total interest earned through March 31, 2008	8,075,853
Less total interest disbursed for working capital and payment of taxes through March 31, 2008	(3,000,000)

Total funds held in trust account through March 31, 2008	$541,223,853

For the quarter ended March 31, 2008, we paid an aggregate of approximately $2.5 million in expenses for the following purpose:
•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	legal and accounting fees related to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.
We believe that we will have sufficient funds to allow us to operate through the next twelve months, assuming that an initial business combination is not consummated before that date. Approximately $6.6 million of working capital over this time period will be funded from the interest earned on the funds held in the trust account.
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
Cash and cash equivalents
We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. We maintain our accounts with financial institutions with high credit ratings.
Cash Held in Trust
A total of $536.1 million of the net proceeds from our initial public offering, including $7.0 million from the private placement and $17.4 million of deferred underwriting commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust account is invested in, at the option of the Company, U.S. Treasury bills with a maturity of 90 days or less and money market funds meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended. As of March 31, 2008, the balance in the trust account was approximately $541.2 million, which includes approximately $8.1 million of investment income earned since the inception of the trust (less $3.0 million of interest income disbursed to us), and represents approximately $9.80 per share (excluding 13,800,000 shares of common stock owned by our founding stockholder and certain directors, as such shares do not have liquidation rights). We withdrew from the trust account $3 million of interest income for the three months ended March 31, 2008 to pay income taxes on the investment income as well as for general and administrative expenses.
Earnings per common share
Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the three months ended March 31, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the period February 26, 2007 (inception) through March 31, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 30,487,970 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through March 31, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007.
The 76,000,000 warrants related to our initial public offering, private placement and the units (consisting of one share of common stock and one warrant to purchase one share of common stock) outstanding prior to the consummation of our initial public offering are contingently issuable shares and are excluded from the calculation of diluted earnings per share
Use of estimates
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
We recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $154,751 at December 31, 2007 and March 31, 2008.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4T. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
(b) Changes in Internal Controls
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K, dated March 31, 2008, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of May 15, 2008, there have been no material changes to the risk factors disclosed in our Annual Report dated March 31, 2008, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Signatures
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKS ACQUISITION COMPANY I, INC.
Date: May 15, 2008

/S/ JOSEPH B. ARMES

Name:	Joseph B. Armes
Title:	President, Chief Executive Officer and Chief Financial Officer