Form 10-Q
period 2008-06-30
Hicks Acquisition CO I Inc.
filed 2008-08-07
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-33704

HICKS ACQUISITION COMPANY I, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8521842 (I.R.S. Employer Identification No.)
100 Crescent Court, Suite 1200, Dallas, Texas 75201
(214) 615-2300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 6, 2008, the registrant had 69,000,000 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY I, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3
	Condensed Statements of Operations for the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008, the period February 26, 2007 (inception) through June 30, 2007 and the period February 26, 2007 (inception) through June 30, 2008 (unaudited)	4
	Condensed Statement of Stockholders’ Equity for the period February 26, 2007 (inception) through June 30, 2008 (unaudited)	5
	Condensed Statements of Cash Flows for the six months ended June 30, 2008, the period February 26, 2007 (inception) through June 30, 2007 and the period February 26, 2007 (inception) through June 30, 2008 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
Current assets:
Cash	$949,286	$52,053
Cash held in trust	541,030,946	541,301,789
Other assets	1,462,116	267,798

Total current assets	543,442,348	541,621,640
Noncurrent assets:
Deferred tax asset	134,338	154,751
Deferred acquisition costs	1,983,595	—
Other noncurrent assets	—	65,833

Total assets	$545,560,281	$541,842,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,174,652	$655,871
Accrued expenses	1,605,792	489,287
Accrued federal and state taxes	1,357,305	1,671,956
Accrued expenses-related party	3,989	117,278
Deferred underwriters’ commission	17,388,000	17,388,000

Total current liabilities	21,529,738	20,322,392

Common stock, subject to possible redemption; 16,559,999 shares at $9.71 per share	160,797,590	160,797,590
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $987,648 and $525,674 at June 30, 2008 and December 31, 2007, respectively)	1,912,378	1,020,426
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 69,000,000 shares (less 16,559,999 shares subject to possible redemption) at June 30, 2008 and December 31, 2007, respectively	5,244	5,244
Additional paid-in capital	357,999,322	357,999,322
Earnings accumulated during the development stage	3,316,009	1,697,250

Total stockholders’ equity	361,320,575	359,701,816

Total liabilities and stockholders’ equity	$545,560,281	$541,842,224

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

				Period from	Period from
			Six Months	February 26, 2007	February 26, 2007
	Three Months Ended		Ended	(inception) through	(inception) through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Operating expenses:
Professional services	$74,628	$53,250	$167,039	$53,250	$889,063
Formation and operating costs	261,999	4,345	458,499	6,521	655,384

Loss from operations before other income (expense) and income tax expense	$(336,627)	$(57,595)	$(625,538)	$(59,771)	$(1,544,447)
Other income (expense):
Interest income	1,609,737	—	4,537,124	—	9,690,914
State taxes other than income	(11,655)	—	(46,621)	—	(163,174)

Total other income	1,598,082	—	4,490,503	—	9,527,740

Income (loss) before income tax expense	1,261,455	(57,595)	3,864,965	(59,771)	7,983,293
Income tax expense	449,171	—	1,354,254	—	2,754,906

Net income (loss)	$812,284	$(57,595)	$2,510,711	$(59,771)	$5,228,387
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(313,383)	—	(891,952)	—	(1,912,378)

Net income (loss) attributable to common stock	$498,901	$(57,595)	$1,618,759	$(59,771)	$3,316,009

Earnings (loss) per share:
Basic and diluted	$0.01	$(0.01)	$0.03	$(0.01)	$0.10

Weighted average shares outstanding:
Basic and diluted	52,440,001	11,500,000	52,440,001	11,500,000	34,564,776

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
				During the
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Stock dividend, September 27, 2007	2,300,000	230	(230)	—	—
Sale of 55,200,000 units, net of underwriter’s discount and offering costs	55,200,000	5,520	511,771,636	—	511,777,156
Proceeds subject to possible redemption of 16,559,999 shares	—	(1,656)	(160,795,934)	—	(160,797,590)
Proceeds from sale of warrants to Sponsor	—	—	7,000,000	—	7,000,000
Net income attributable to common stock	—	—	—	1,697,250	1,697,250

Balance at December 31, 2007	69,000,000	5,244	357,999,322	1,697,250	359,701,816
Net income attributable to common stock (unaudited)	—	—	—	1,618,759	1,618,759

Balance at June 30, 2008 (unaudited)	69,000,000	$5,244	$357,999,322	$3,316,009	$361,320,575

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		Period from	Period from
		February 26, 2007	February 26, 2007
	Six Months Ended	(inception) through	(inception) through
	June 30, 2008	June 30, 2007	June 30, 2008
Cash flows from operating activities:
Net income (loss) attributable to common stock	$1,618,759	$(59,771)	$3,316,009
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by (used in) operating activities:
Deferred tax asset	20,413	—	(134,338)
Deferred interest attributable to common stock subject to possible redemption	891,952	—	1,912,378
Changes in operating assets and liabilities:
Prepaid expenses	—	(21,042)	—
Other assets	(1,128,485)	—	(1,462,116)
Accrued federal and state taxes	(314,651)	—	1,357,305
Accounts payable	(330,364)	—	325,507
Accrued expenses	18,737	2,000	508,024
Accrued expenses-related party	(113,289)	25,563	3,989

Net cash provided by (used in) operating activities	$663,072	$(53,250)	$5,826,758

Cash flow from investing activities:
Decrease (increase) in cash held in trust	$270,843	$—	$(541,030,946)
Payment of deferred acquisition costs	(36,682)	—	(36,682)

Net cash provided by (used in) investing activities	$234,161	$—	$(541,067,628)

Cash flow from financing activities:
Proceeds from note payable-related party	$—	$225,000	$225,000
Payment on note payable-related party	—	—	(225,000)
Proceeds from sale of units to Sponsor	—	25,000	25,000
Proceeds from sale of warrants to Sponsor	—	—	7,000,000
Payments of offering costs	—	(60,622)	—
Proceeds from initial public offering, net of underwriters’ discount and offering costs	—	—	529,165,156

Net cash provided by financing activities	$—	$189,378	$536,190,156

Increase in cash	$897,233	$136,128	$949,286
Cash at beginning of period	52,053	—	—

Cash at end of period	$949,286	$136,128	$949,286

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,750,000	$—	$2,750,000

Supplemental disclosure of noncash financing activities:
Deferred acquisition costs included in accounts payable and accrued expenses	$1,946,913	$—	$1,946,913

Deferred offering costs included in accrued expenses	$—	$1,326,294	$—

Accrual of deferred underwriter’s commission	$—	$—	$17,338,000

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1-Interim Financial Information
These unaudited condensed financial statements as of June 30, 2008, the results of operations for the three-month period ended June 30, 2008 and 2007, the six months ended June 30, 2008, the period February 26, 2007 (inception) through June 30, 2007 and for the period February 26, 2007 (inception) through June 30, 2008, and cash flows for the six months ended June 30, 2008, for the period February 26, 2007 (inception) through June 30, 2007 and for the period February 26, 2007 (inception) through June 30, 2008, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company I, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008.
Note 2-Organization and Nature of Business Operations, Basis of Presentation
The Company is organized as a blank check company and was formed on February 26, 2007 under the General Corporation Law of the State of Delaware for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets. The Company’s efforts in identifying prospective target businesses are not limited to a particular industry. Instead, the Company has focused on various industries and target businesses that may provide significant opportunities for growth. However, the Company will not complete a business combination with an entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada.
Through June 30, 2008, the Company’s operations have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates, activities related to the Company’s prospective acquisition of Graham Packaging Holdings Company (See Note 9) and activities relating to general corporate matters. The Company has selected December 31 as its fiscal year end.
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
The Company will seek stockholder approval before it will effect an initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law. In connection with the stockholder vote required to approve any initial business combination, the Sponsor and certain of the Company’s directors have agreed to vote the founder’s shares (as defined in Note 6 below) owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the public stockholders. “Public stockholders” is defined as the holders of common stock sold as part of the units in the Offering or in the aftermarket. The Company will proceed with an initial business combination only if: (i) the business combination is approved by a majority of votes cast by the Company’s public stockholders at a duly held stockholders meeting; (ii) an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence is approved by holders of a majority of the Company’s outstanding shares of common stock; (iii) public stockholders owning no more than 30% (minus one share) of the Company’s outstanding shares of common stock sold in the Offering both vote against the business combination and exercise their conversion rights; and (iv) the Company has confirmed that it has sufficient cash resources to pay both (x) the consideration required to close its initial business combination; and (y) the cash due to public stockholders who vote against the business combination and who exercise their conversion rights. If the conditions to consummate the proposed business combination are not met but sufficient time remains before the Company’s corporate life expires, the Company may attempt to effect another business combination. With respect to a business combination which is approved and consummated, any public stockholder who voted against the business combination may exercise their conversion rights as described below, and demand that the Company redeem their shares for cash from the trust fund. Accordingly, the Company has classified 30% (minus one share) of the public stockholders’ shares as temporary equity in the accompanying balance sheet.
If the initial business combination is approved and completed, each public stockholder voting against such qualifying business combination will be entitled to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (including deferred underwriting commissions and interest earned on the trust account, net of income taxes payable on such interest and net of interest income of up to $6.6 million on the trust account released to fund the Company’s working capital requirements). Public stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.
The Company will liquidate and promptly distribute only to the public stockholders the amount in the trust account, less any income taxes payable on interest income and any interest income of up to $6.6 million on the balance (net of taxes payable) of the trust account previously released to the Company to fund its working capital requirements, plus any remaining net assets if the Company does not consummate a business combination by September 28, 2009. If the Company fails to consummate such business combination by September 28, 2009, the Company’s amended and restated certificate of incorporation provides that the Company’s corporate existence will automatically cease on September 28, 2009, except for the purpose of winding up its affairs and liquidating. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including trust account assets) may be more or less than the initial public offering price per share (assuming no value is attributed to the warrants contained in the units sold in the Offering). In the event of the consummation of a successful initial business combination, the earnings per share will be affected by the dilution attributable to the sponsors shares and warrants.
Note 3-Summary of Significant Accounting Policies
Cash
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

Cash Held in Trust
A total of $536.1 million of the net proceeds from the Offering, including $7.0 million from the Private Placement (see Note 5) and $17.4 million of deferred underwriting commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee (the “Trust Account”). The Trust Account is invested in, at the option of the Company, U.S. Treasury bills with a maturity of 90 days or less and money market funds meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended. As of June 30, 2008, the balance in the Trust Account was approximately $541 million, which includes approximately $9.7 million of investment income earned since the inception of the trust, and represents approximately $9.80 per share (excluding 13,800,000 shares of common stock owned by the Company’s founding stockholder and certain directors, as such shares do not have liquidation rights). The Company withdrew from the Trust Account $4.8 million of interest income for the six months ended June 30, 2008 to pay income taxes of approximately $2.9 million on the investment income, to fund due diligence and similar costs relating to the investigation of potential acquisition targets, and to fund general and administrative expenses.
Earnings per common share
Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the three months ended June 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the three months ended June 30, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the six months ended June 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through June 30, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 34,564,776 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through June 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the Company’s initial public offering and outstanding since October 3, 2007.
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
The Company recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating $134,388 and $154,751 at June 30, 2008 and December 31, 2007, respectively.
Deferred acquisition costs
As of June 30, 2008, the Company has accumulated approximately $1.9 million in deferred costs related to the proposed merger with Graham Packaging Holdings Company. These costs will be capitalized contingent upon the completion of the transaction following receipt of the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $847,000 for legal services, $1,085,000 for due diligence services and $14,000 for other related deal expenses.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4-Initial Public Offering
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
Note 5-Note Payable to Affiliate and Related Party Transactions
The Company issued an aggregate of $225,000 in an unsecured promissory note to Thomas O. Hicks, the Company’s founder and chairman of the board, on March 1, 2007. The note was non-interest bearing and was payable on the earlier of December 31, 2007 or the consummation of an initial public offering by the Company. With the proceeds of the Offering, this note was paid in full effective October 3, 2007.
The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. Services commenced on October 3, 2007 and will terminate upon the earlier of: (i) the consummation of an initial business combination; or (ii) the liquidation of the Company. At June 30, 2008, the Company accrued $3,989 due to Hicks Holdings, which represents reimbursable expenses primarily relating to travel-related expenses.
On October 3, 2007, the Sponsor, through the Private Placement, purchased 7,000,000 sponsor warrants at $1.00 per warrant (for a total purchase price of $7,000,000) from the Company pursuant to Regulation D. Mr. Hicks, the Company’s founder and chairman of the board, is the sole member of HH-HACI GP, LLC, the general partner of the Sponsor. In addition, Mr. Hicks, Joseph B. Armes, the Company’s president, chief executive officer, chief financial officer and one of its directors, Eric C. Neuman, a senior vice president of the Company, Robert M. Swartz, a senior vice president of the Company, Christina Weaver Vest, a senior vice president of the Company, Thomas O. Hicks, Jr., the Company’s secretary and a vice president, and Mack H. Hicks, a vice president of the Company, are each limited partners of the Sponsor. The Sponsor will be permitted to transfer the warrants held by it to the Company’s officers and directors, and other persons or entities affiliated with the Sponsor, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, these warrants will not be transferable or salable by the Sponsor (except as described below) until 180 days after the completion of an initial business combination. The sponsor warrants will be non-redeemable so long as they are held by the Sponsor or the Sponsor’s permitted transferees. If the sponsor warrants are held by holders other than the Sponsor or its permitted transferees, the sponsor warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants including in the units being sold in this offering. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the proposed offering, except that such sponsor warrants may be exercised on a cashless basis. The purchase price of the sponsor warrants has been determined to be the fair value of such warrants as of the purchase date.
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
The co-investment units will be identical to the units sold in the proposed public offering, except that: (i) the co-investment warrants will not be redeemable by the Company so long as they are held by Mr. Hicks, a controlled affiliate of Mr. Hicks who purchases the co-investment units or their permitted transferees; and (ii) with limited exceptions, the co-investment shares and co-investment warrants (including the common stock issuable upon exercise of the co-investment warrants) may not be transferred, assigned or sold until 180 days after the completion of our initial business combination. The proceeds of the sale of the co-investment units will not be deposited into the trust account and will not be available for distribution to the public stockholders in the event of a liquidation of the trust account, or upon conversion of shares held by public stockholders.

Note 6-Founder’s Units
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
Note 7-Stockholders’ Equity
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares of preferred stock were issued and outstanding as of June 30, 2008 and December 31, 2007.

Common Stock
The authorized common stock of the Company includes up to 225,000,000 shares. The holders of the shares of common stock are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. At June 30, 2008 and December 31, 2007, the Company had 69,000,000 shares of common stock issued and outstanding.
Note 8-Stock Dividend and Split
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
Note 9-Proposed Business Combination
On June 30, 2008, the Company announced that it had entered into an agreement in principle, subject to execution of a definitive agreement, with the current owners of Graham Packaging Holdings Company (“Graham Packaging”), pursuant to which Graham Packaging would go public through a transaction with the Company.
On July 1, 2008, the Company entered into a definitive Equity Purchase Agreement (the “Purchase Agreement”), with GPC Holdings, L.P., a Pennsylvania limited partnership (“GPCH”), Graham Packaging Corporation, a Pennsylvania corporation (“GPC”), Graham Capital Company, a Pennsylvania limited partnership, (“GCC”), Graham Engineering Corporation, a Pennsylvania corporation (“GEC” and, together with GPCH, GCC and GPC, the “Graham Family Holders”), BMP/Graham Holdings Corporation, a Delaware corporation (“BMP/GHC” and, together with the Graham Family Holders, the “Sellers”), GPC Capital Corp. II, a Delaware corporation (“IPO Corp.”), Graham Packaging, and the other parties signatory thereto, pursuant to which through a series of transactions (collectively, with the Merger (as defined below), the “Transaction”), the Company’s stockholders will acquire a majority of the outstanding common stock of IPO Corp., par value $0.01 per share (the “IPO Corp. Common Stock”), and IPO Corp. will own, either directly or indirectly, 100% of the partnership interests of Graham Packaging Company, L.P., a Delaware limited partnership (the “Operating Company”).
In connection with the Transaction, the Company will (A) purchase an aggregate of 54,440,001 shares of IPO Corp. Common Stock from the Sellers for an aggregate purchase price of $350,000,000 and (B) contribute such shares to IPO Corp. for an equal number of newly-issued shares of IPO Corp. Common Stock to be issued to the stockholders of the Company in connection with an immediately subsequent merger of the Company with a newly formed subsidiary of the Operating Company (the “Merger”). In connection with the Merger, IPO Corp. will issue an additional number of shares to the stockholders of the Company in an amount equal to 16,559,999 less the number of shares of the Company that are converted into the right to receive cash pursuant to conversion rights in accordance with the Company’s certificate of incorporation, in exchange for all then-remaining cash in the Company (after payment of expenses and discharge of liabilities).
The Merger will be effectuated by converting each outstanding share of common stock of the Company (the “Company Common Stock”) into the right to receive one share of IPO Corp. Common Stock; provided that 2,760,000 shares of Company Common Stock that are held by HH-HACI, L.P. will be converted into shares of IPO Corp. Common Stock that will not have any voting or economic rights unless certain post-closing IPO Corp. Common Stock trading price targets are met by September 28, 2012. Outstanding warrants to acquire shares of Company Common Stock will be converted into warrants to acquire the same number of shares of IPO Common Stock on the same terms and conditions as the existing warrants; provided that 2,760,000 warrants that are held by HH-HACI, L.P. will be converted into warrants to acquire shares of IPO Corp. Common Stock with an exercise price of $10 per share and an expiration date of September 28, 2012 that do not become exercisable unless certain post-closing IPO Corp. Common Stock trading price targets are met.

The Sellers will retain 33,000,000 shares of IPO Corp. Common Stock in the Transaction. In addition, the Sellers will also receive 2,760,000 warrants to purchase shares of IPO Corp. Common Stock and may be entitled to receive additional shares of IPO Corp. Common Stock based on a net debt closing adjustment provided for in the Purchase Agreement. Unexercised options in IPO Corp.’s predecessor will be converted into options to purchase shares of IPO Corp. Common Stock based on an exchange ratio determined in accordance with the Purchase Agreement.
In addition, certain affiliates of BMP/GHC have agreed not to sell, pledge or dispose of, or enter into a swap or other arrangement that transfers the economic consequences of, shares of IPO Corp. Common Stock or warrants or other securities exercisable into shares of IPO Corp. Common Stock for a period of six months after the closing of the Transaction. The Graham Family Holders have agreed to a similar restriction for a period of three months after the closing of the Transaction. After the six month anniversary of the closing of the Transaction, the affiliates of BMP/GHC may engage in such transactions solely to the extent that any such transactions do not cause a change of control, default or acceleration under the Credit Agreement or the Indentures (each as defined in the Purchase Agreement).
Each party’s obligation to consummate the Transaction is subject to customary closing conditions, including, among others, (i) the approval of the Transaction by the Company’s stockholders, in accordance with the terms of the Company’s certificate of incorporation; (ii) the absence of any law, injunction, restraining order or decree of any governmental entity that prohibits the consummation of the Transaction; (iii) the expiration of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iv) the compliance by the other parties with their respective agreements and covenants contained in the Purchase Agreement; and (v) the accuracy of the representations and warranties contained in the Purchase Agreement except, in the case of Graham Packaging, as would not have a material adverse effect on Graham Packaging. In addition, the obligation of the Company to consummate the Transaction is also subject to (x) the absence of any default with respect to any payment obligation or financial covenant under any material indebtedness of Graham Packaging or its subsidiaries, including, but not limited to, the Credit Agreement and the Indentures, (y) the termination of certain related-party contracts as set forth in the Purchase Agreement; and (z) the receipt by Graham Packaging of a legal opinion from its counsel that the consummation of the Transaction will not result in a conflict and default under the Credit Agreement and the Indentures.
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
Special Note Regarding Forward Looking Statements
All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
Overview
We are a blank check company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets. Our efforts in identifying prospective target businesses are not limited to a particular industry, but we will not complete a business combination with any entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada. We intend to effect our initial business combination using cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.
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

Business Combination with Graham Packaging
     On June 30, 2008, we announced that we had entered into an agreement in principle, subject to execution of a definitive agreement, with the current owners of Graham Packaging Holdings Company, which we refer to as Graham Packaging, pursuant to which Graham Packaging would go public through a transaction with us, with the combined company being renamed Graham Packaging Company.
     On July 1, 2008, we entered into an equity purchase agreement (the “Purchase Agreement”), with GPC Holdings, L.P., a Pennsylvania limited partnership (“GPCH”), Graham Packaging Corporation, a Pennsylvania corporation (“GPC”), Graham Capital Company, a Pennsylvania limited partnership (“GCC”), Graham Engineering Corporation, a Pennsylvania corporation (“GEC” and, together with GPCH, GCC and GPC, the “Graham Family Holders”), BMP/Graham Holdings Corporation, a Delaware corporation (“BMP/GHC” and, together with the Graham Family Holders, the “Sellers”), GPC Capital Corp. II, a Delaware corporation (“IPO Corp.”), Graham Packaging, and the other parties signatory thereto, pursuant to which through a series of transactions (collectively, the “Transaction”), our stockholders will acquire a majority of the outstanding common stock of IPO Corp., par value $0.01 per share, and IPO Corp. will own, either directly or indirectly, 100% of the partnership interests of Graham Packaging Company, L.P., a Delaware limited partnership (the “Operating Company”).
     We intend to file a preliminary proxy statement with the SEC with respect to this proposed business combination with Graham Packaging. As of the date of the filing of this Form 10-Q, neither the preliminary proxy statement nor the definitive proxy statement have been filed with the SEC or disseminated to stockholders. We have summarized the terms of the transaction below. Investors are urged to review the preliminary proxy statement and definitive proxy statement, when completed, in their entirety. A more complete description of the transactions described below, including exhibits related thereto, such as the Purchase Agreement, is included in a Current Report on Form 8-K filed on July 8, 2008. We intend to schedule a stockholder meeting following completion of the proxy statement.
     In connection with the Transaction, we will (A) purchase an aggregate of 54,440,001 shares of IPO Corp.’s common stock from the Sellers for an aggregate purchase price of $350,000,000 and (B) contribute such shares to IPO Corp. for an equal number of newly-issued shares of IPO Corp.’s common stock to be issued to our stockholders in connection with our immediately subsequent merger with a newly formed subsidiary of the Operating Company. In connection with the merger, IPO Corp. will issue an additional number of shares to our stockholders in an amount equal to 16,559,999 less the number of shares of our common stock that are converted into the right to receive cash pursuant to conversion rights in accordance with our certificate of incorporation, in exchange for all of our then-remaining cash (after payment of expenses and discharge of liabilities).
     The merger will be effectuated by converting each outstanding share of our common stock into the right to receive one share of IPO Corp.’s common stock; provided that 2,760,000 shares of our common stock that are held by HH-HACI, L.P., which we refer to as our sponsor, will be converted into shares of IPO Corp.’s common stock that will not have any voting or economic rights unless certain post-closing IPO Corp. common stock trading price targets are met by September 28, 2012. Outstanding warrants to acquire shares of our common stock will be converted into warrants to acquire the same number of shares of IPO Corp.’s common stock on the same terms and conditions as the existing warrants; provided that 2,760,000 warrants that are held by HH-HACI, L.P., which we refer to as our sponsor, will be converted into warrants to acquire shares of IPO Corp.’s common stock with an exercise price of $10 per share and an expiration date of September 28, 2012 that do not become exercisable unless certain post-closing IPO Corp. common stock trading price targets are met.
     The Sellers will retain 33,000,000 shares of IPO Corp.’s common stock in the Transaction. In addition, the Sellers will also receive 2,760,000 warrants to purchase shares of IPO Corp.’s common stock and may be entitled to receive additional shares of IPO Corp.’s common stock based on a net debt closing adjustment provided for in the Purchase Agreement. Unexercised options in IPO Corp.’s predecessor will be converted into options to purchase shares of IPO Corp.’s common stock based on an exchange ratio determined in accordance with the Purchase Agreement.
     In addition, certain affiliates of BMP/GHC have agreed not to sell, pledge or dispose of, or enter into a swap or other arrangement that transfers the economic consequences of, shares of IPO Corp.’s common stock or warrants or other securities exercisable into shares of IPO Corp.’s common stock for a period of six months after the closing of the Transaction. The Graham Family Holders have agreed to a similar restriction for a period of three months after the closing of the Transaction. After the six month anniversary of the closing of the Transaction, the affiliates of BMP/GHC may engage in such transactions solely to the extent that any such transactions do not cause a change of control, default or acceleration under Graham Packaging’s existing credit agreement or indentures.

     Each party’s obligation to consummate the Transaction is subject to customary closing conditions, including, among others, (i) the approval of the Transaction by our stockholders, in accordance with the terms of our certificate of incorporation; (ii) the absence of any law, injunction, restraining order or decree of any governmental entity that prohibits the consummation of the Transaction; (iii) the expiration of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (iv) the compliance by the other parties with their respective agreements and covenants contained in the Purchase Agreement; and (v) the accuracy of the representations and warranties contained in the Purchase Agreement except, in the case of Graham Packaging, as would not have a material adverse effect on Graham Packaging. In addition, our obligation to consummate the Transaction is also subject to (x) the absence of any default with respect to any payment obligation or financial covenant under any material indebtedness of Graham Packaging or its subsidiaries, including, but not limited to, the Credit Agreement and the Indentures, (y) the termination of certain related-party contracts as set forth in the Purchase Agreement; and (z) the receipt by Graham Packaging of a legal opinion from its counsel that the consummation of the Transaction will not result in a conflict and default under Graham Packaging’s existing credit agreement or indentures.
Results of Operations
For the three months ended June 30, 2008 and 2007, we had net income of $498,901 and net loss of $57,595, respectively. For the three months ended June 30, 2008, our income was all derived from interest on the cash held in the trust account established in connection with our initial public offering. For the three months ended June 30, 2007, all expenses related to the formation and operation of the Company. We incurred $336,627 in operational costs during the three months ended June 30, 2008.
For the six months ended June 30, 2008 and for the period from February 26, 2007 (inception) to June 30, 2007, we had net income of $1,618,759 and net loss of $59,771, respectively. For the six months ended June 30, 2008, our income was all derived from interest on the cash held in the trust account established in connection with our initial public offering. For the period February 26, 2007 (inception) to June 30, 2007, all expenses related to the formation and operation of the Company. We incurred $625,538 in operational costs during the six months ended June 30, 2008.
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
As of June 30, 2008, approximately $541 million was held in the trust account. We also had $949,286 of unrestricted cash available outside the trust account for us for our activities in connection with identifying and conducting due diligence of a suitable initial business combination and for general corporate matters. The following table shows the total funds held in the trust account through June 30, 2008:

Net proceeds from our initial public offering, the underwriters’ over-allotment and private placement of warrants that were place in trust	$518,760,000
Deferred underwriting commissions	17,388,000
Total interest earned through June 30, 2008	9,682,946
Less total interest disbursed for working capital and payment of taxes through June 30, 2008	(4,800,000)

Total funds held in trust account through June 30, 2008	$541,030,946

For the six months ended June 30, 2008, we paid an aggregate of approximately $3.85 million in expenses for the following purpose:
•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	legal and accounting fees related to our SEC reporting obligations and general corporate matters;

•	expenses for due diligence and investigation of potential acquisition targets; and

•	miscellaneous expenses.

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
Cash Held in Trust
A total of $536.1 million of the net proceeds from our initial public offering, including $7.0 million from the private placement and $17.4 million of deferred underwriting commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust account is invested in, at the option of the Company, U.S. Treasury bills with a maturity of 90 days or less and money market funds meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended. As of June 30, 2008, the balance in the trust account was approximately $541 million, which includes approximately $9.7 million of investment income earned since the inception of the trust (less $4.8 million of interest income disbursed to us), and represents approximately $9.80 per share (excluding 13,800,000 shares of common stock owned by our sponsor and certain of our directors, as such shares do not have liquidation rights). We withdrew from the trust account $4.8 million of interest income for the six months ended June 30, 2008 to pay income taxes on the investment income, to fund due diligence and similar costs relating to the investigation of potential acquisition targets, and to fund general and administrative expenses.
Earnings per common share
Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the three months ended June 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the three months ended June 30, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the six months ended June 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through June 30, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 34,564,776 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through June 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007.
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
We recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating $134,338 and $154,751 at June 30, 2008 and December 31, 2007, respectively.
Deferred acquisition costs
As of June 30, 2008, we had accumulated approximately $1.9 million in deferred costs related to the proposed transaction with Graham Packaging. These costs will be capitalized contingent upon the completion of the transaction following receipt of the required approval by our stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $847,000 for legal services, $1,085,000 for due diligence services and $14,000 for other related deal expenses.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
As of August 6, 2008, there have been no material changes to the risk factors disclosed in our Annual Report, dated March 31, 2008, filed with the SEC, except as set forth elsewhere in this Report or below with respect to the Transaction described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

The price of IPO Corp.’s shares after the Transaction may be volatile.
The price of IPO Corp.’s shares after the Transaction may be volatile, and may fluctuate due to factors such as:
•	actual or anticipated fluctuations in IPO Corp.’s quarterly and annual results and those of its publicly held competitors;

•	mergers and strategic alliances in the packaging industry;

•	market conditions in the industry;

•	changes in government regulation;

•	fluctuations in IPO Corp.’s quarterly revenues and earnings and those of its publicly held competitors;

•	shortfalls in IPO Corp.’s operating results from levels forecasted by securities analysts;

•	investor sentiment toward the stocks of packaging companies in general and plastic packaging companies in particular;

•	announcements concerning IPO Corp. or its competitors; and

•	the general state of the securities markets.
We and Graham Packaging have incurred and expect to incur significant costs associated with the Transaction, whether or not the Transaction is completed and the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes.
We and Graham Packaging expect to incur significant costs associated with the Transaction. These expenses will reduce the amount of cash available to IPO Corp., as the surviving company, for other corporate purposes, including the repayment of debt.
We may waive one or more of the conditions to the Transaction without resoliciting stockholder approval for the Transaction.
We may agree to waive, in whole or in part, some of the conditions to its obligations to complete the Transaction, to the extent permitted by applicable laws. Our board of directors will evaluate the materiality of any waiver to determine whether amendment of this proxy statement/prospectus and resolicitation of proxies is warranted. In some instances, if our board of directors determines that a waiver is not sufficiently material to warrant resolicitation of stockholders, we have the discretion to complete the Transaction without seeking further stockholder approval.
Following the consummation of the Transaction, IPO Corp. will have anti-takeover provisions in its organizational documents that may discourage a change of control.
Following the consummation of the Transaction, certain provisions of IPO Corp.’s amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by stockholders.
These provisions provide for, among other things:
•	a classified board of directors with staggered three-year terms;

•	the removal of directors only for cause and only with the affirmative vote of holders of at least a majority of the shares of IPO Corp.

Common Stock entitled to vote in the election of directors;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings; and

•	no ability for stockholders to call special stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder” (defined generally as a person with 15% or more of a corporation’s outstanding voting stock) to effect a “business combination” (defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation) with the corporation for a three-year period.
These anti-takeover provisions could make it more difficult for a third party to acquire IPO Corp., even if the third party’s offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares.
The cash available for IPO Corp. to pay down debt will be reduced if our stockholders exercise their right to convert their shares into cash.
Pursuant to our amended and restated certificate of incorporation, holders of shares issued in our initial public offering may vote against the Transaction and demand that we convert their shares into cash. We will not consummate the Transaction if holders of 30% or more shares of common stock issued in our initial public offering exercise these conversion rights. To the extent the Transaction is consummated and our public stockholders properly exercise their conversion rights, there will be a corresponding reduction in the amount of funds available to IPO Corp., as the surviving company, following the Transaction and the amount of cash that could be used to pay down debt under the Credit Agreement, as contemplated by the Purchase Agreement. As of June 30, 2008, assuming the Transaction proposal is adopted, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $162.3 million, or approximately 30% of the funds then held in the trust account.
The New York Stock Exchange may fail to list IPO Corp.’s securities on its exchange, or delist IPO Corp.’s securities from quotation on its exchange in the future, which could limit investors’ ability to make transactions in its securities and subject IPO Corp. to additional trading restrictions.
IPO Corp. intends to list its securities on the New York Stock Exchange, a national securities exchange. However, IPO Corp. cannot assure you that its securities will be listed, or will continue to be listed, on the New York Stock Exchange, following the consummation of the Transaction. Additionally, IPO Corp. will be required to file an initial listing application for the New York Stock Exchange and meet the New York Stock Exchange’s initial listing requirements as opposed to its more lenient continued listing requirements. IPO Corp. cannot be certain that it will be able to meet those initial listing requirements at that time.
If the New York Stock Exchange fails to list IPO Corp.’s securities on its exchange, or delists IPO Corp.’s securities from trading on its exchange in the future, IPO Corp. could face significant material adverse consequences, including:
•	a limited availability of market quotations for its securities;

•	a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for its company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources both before and after consummation of the Transaction.
Section 404 of the Sarbanes-Oxley Act of 2002 will require that IPO Corp. evaluate and report on its system of internal controls and that IPO Corp. have such system of internal controls. If IPO Corp. fails to maintain the adequacy of its internal controls, it could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm IPO Corp.’s business. Section 404 of the Sarbanes-Oxley Act also requires that IPO Corp.’s independent registered public accounting firm report on management’s evaluation of IPO Corp.’s system of internal controls. The development of the internal controls in order to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete the

Transaction. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over its financial processes and reporting in the future, could harm IPO Corp.’s operating results or cause IPO Corp. to fail to meet its reporting obligations. Inferior internal controls could also cause investors to lose confidence in IPO Corp.’s reported financial information, which could have a negative effect on the trading price of IPO Corp.’s stock.
There may be tax consequences to the Transaction that may adversely affect the parties to the Purchase Agreement.
While it is expected that the Transaction will be structured so as to minimize taxes to the parties to the Transaction, the Transaction might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.
The Blackstone Group, L.P. and affiliates of Thomas O. Hicks will hold a significant ownership interest in IPO Corp. following closing of the Transaction and may have conflicts of interest with IPO Corp. in the future.
After giving effect to the Transaction, affiliates of The Blackstone Group, L.P. (“Blackstone”) will be the largest stockholder of IPO Corp. and will be in a position to exert considerable influence over IPO Corp., including matters related to the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. In addition, Blackstone, as well as affiliates of Thomas O. Hicks, who are expected after the Transaction to comprise the second largest stockholder, are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with IPO Corp. and pursue competing acquisition opportunities.
In addition, after giving effect to the Transaction, various affiliates of Blackstone, which controls a principal equity holder of Graham Packaging, will be required by Graham Operating Company’s existing credit agreement to be the stockholders holding, in the aggregate, the single largest share of the voting power attributable to IPO Corp. Common Stock. In the event that a party acquires beneficial ownership representing voting power in IPO Corp. greater than the voting power represented by the equity interests beneficially owned by Blackstone and its affiliates, it may trigger an event of default under the Credit Agreement.
IPO Corp. may redeem its stockholders’ unexpired warrants prior to their exercise at a time that is disadvantageous to them, thereby making their warrants worthless.
IPO Corp. will have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30–trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date IPO Corp. gives notice of redemption and during the entire period thereafter until the time IPO Corp. redeems the warrants, IPO Corp. has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force its stockholders: (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their warrants at the then current market price when they might otherwise wish to hold their warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the Founder’s Warrants will be redeemable by IPO Corp. so long as they are held by the Initial Stockholders or their permitted transferees and none of the Sponsor Warrants will be redeemable by IPO Corp. so long as they are held by the Sponsor or its permitted transferees, none of the 2,760,000 warrants to be issued by IPO Corp. to the Sellers will be redeemable by IPO Corp. so long as they are held by the initial holders thereof, and none of the co-investment warrants will be redeemable by IPO Corp. so long as they are held by Thomas O. Hicks, any relevant controlled affiliate of Mr. Hicks that purchases the co-investment units, or their permitted transferees.
IPO Corp. expects to record a significant amount of goodwill and other identifiable intangible assets, and may never realize the full value of its intangible assets.
In connection with the Transaction, IPO Corp. will record a significant amount of goodwill and other identifiable intangible assets. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by IPO Corp., and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that IPO Corp. may never realize the full value of its intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on IPO Corp.’s financial position and results of operations.
The sale or availability for sale of substantial amounts of IPO Corp. Common Stock, warrants and units could cause the price of IPO Corp. Common Stock, warrants and units to decline.
Upon the closing of the Transaction, Blackstone, the Sponsor and the other Sellers will own a substantial amount of IPO Corp. Common Stock (in addition to warrants). In the future, such shares may be sold from time to time in the public market pursuant to the registration rights to be granted in connection with the Transaction or pursuant to Rule 144. Such sales may commence after six months or 180 days after the closing in the case of Blackstone and the Sponsor, respectively, and after three months after the closing in the case of certain other Sellers. The sale of these shares or the availability for future sale of these shares could adversely affect the market price of the IPO Corp. Common Stock, warrants and units and could impair the future ability of the IPO Corp. to raise capital through offerings of IPO Corp. Common Stock.
Additional Information About the Transaction and Where to Find It
In connection with the Transaction, IPO Corp. will file with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4 that will include a proxy statement of the Company and that will constitute a prospectus of IPO Corp. We will mail the proxy statement/prospectus to our stockholders. Before making any voting decision, the we urge our investors and security holders to read the proxy statement/prospectus regarding the transaction when it becomes available because it will contain important and expanded and updated information. Our stockholders may obtain copies of all documents filed with the SEC regarding the Transaction, free of charge, at the SEC’s website (www.sec.gov) or by directing a request to our corporate secretary at 100 Crescent Court, Suite 1200, Dallas, Texas 75201 or by contacting our corporate secretary at (214) 615-2300.
Participants in Solicitation
We and our directors and officers may be deemed participants in the solicitation of proxies to our stockholders with respect to the transaction. A list of the names of those directors and officers and a description of their interests in the Company is contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC, and will also be contained in the our proxy statement regarding the Transaction when it becomes available. Our stockholders may obtain additional information about the interests of our directors and officers in the Transaction by reading our proxy statement and other materials to be filed with the SEC regarding the Transaction when such information becomes available.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Equity Purchase Agreement, dated as of July 1, 2008, among the Company, GPC Holdings, L.P., Graham Packaging Corporation, Graham Capital Company, Graham Engineering Corporation, BMP/Graham Holdings Corporation, GPC Capital Corp. II, Graham Packaging Holdings Company and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 8, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Signatures
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKS ACQUISITION COMPANY I, INC. Date: August 6, 2008
/s/ JOSEPH B. ARMES
Name:	Joseph B. Armes
Title:	President, Chief Executive Officer and Chief Financial Officer