Form 10-Q
period 2008-09-30
Hicks Acquisition CO I Inc.
filed 2008-11-14
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 14, 2008, the registrant had 69,000,000 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY I, INC.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
	Condensed Statements of Operations for the three months ended September 30, 2008 and 2007, the nine months ended September 30, 2008, the period February 26, 2007 (inception) through September 30, 2007 and the period February 26, 2007 (inception) through September 30, 2008 (unaudited)	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2008, the period February 26, 2007 (inception) through September 30, 2007 and the period February 26, 2007 (inception) through September 30, 2008 (unaudited)	5
	Condensed Statement of Stockholders’ Equity for the period February 26, 2007 (inception) through September 30, 2008 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Certification Pursuant to Section 302
Certification Pursuant to Section 906
EX-31
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$1,293,869	$52,053
Cash held in trust	540,273,088	541,301,789
Other assets	1,369,504	267,798

Total current assets	542,936,461	541,621,640
Noncurrent assets:
Deferred tax asset	98,828	154,751
Deferred acquisition costs	3,279,504	—
Other noncurrent assets	—	65,833

Total assets	$546,314,793	$541,842,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,204	$655,871
Accrued expenses	1,883,554	489,287
Accrued federal and state taxes	1,873,051	1,671,956
Accrued expenses-related party	14,027	117,278
Deferred underwriters’ commission	17,388,000	17,388,000

Total current liabilities	21,256,836	20,322,392

Common stock, subject to possible redemption; 16,559,999 shares at $9.71 per share	160,797,590	160,797,590
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $1,196,407 and $525,674 at September 30, 2008 and December 31, 2007, respectively)	2,291,096	1,020,426
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.0001 par value; 225,000,000 shares authorized; issued and outstanding 69,000,000 shares (less 16,559,999 shares subject to possible redemption) at September 30, 2008 and December 31, 2007, respectively	5,244	5,244
Additional paid-in capital	357,999,322	357,999,322
Earnings accumulated during the development stage	3,964,705	1,697,250

Total stockholders’ equity	361,969,271	359,701,816

Total liabilities and stockholders’ equity	$546,314,793	$541,842,224

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

				Period from	Period from
			Nine Months	February 26, 2007	February 26, 2007
	Three Months Ended		Ended	(inception) through	(inception) through
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Operating expenses:
Professional services	$117,378	$567,339	$284,418	$620,589	$1,006,441
Formation and operating costs	162,739	103,446	621,238	109,967	818,123

Loss from operations before other income (expense) and income tax expense	$(280,117)	$(670,785)	$(905,656)	$(730,556)	$(1,824,564)
Other income (expense):
Interest income	1,944,274	—	6,481,399	—	11,635,188
State taxes other than income	(85,487)	—	(132,108)	—	(248,661)

Total other income	1,858,787	—	6,349,291	—	11,386,527

Income (loss) before income tax expense	1,578,670	(670,785)	5,443,635	(730,556)	9,561,963
Income tax expense	(551,256)	—	(1,905,510)	—	(3,306,162)

Net income (loss)	$1,027,414	$(670,785)	$3,538,125	$(730,556)	$6,255,801
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(378,718)	—	(1,270,670)	—	(2,291,096)

Net income (loss) attributable to common stock	$648,696	$(670,785)	$2,267,455	$(730,556)	$3,964,705

Earnings (loss) per share:
Basic and diluted	$0.01	$(0.06)	$0.04	$(0.06)	$0.11

Weighted average shares outstanding:
Basic and diluted	52,440,001	11,500,000	52,440,001	11,500,000	37,390,413

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		Period from	Period from
		February 26, 2007	February 26, 2007
	Nine Months Ended	(inception) through	(inception) through
	September 30, 2008	September 30, 2007	September 30, 2008
Cash flows from operating activities:
Net income (loss) attributable to common stock	$2,267,455	$(730,556)	$3,964,705
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by operating activities:
Deferred tax asset	55,923	—	(98,828)
Deferred interest attributable to common stock subject to possible redemption	1,270,670	—	2,291,096
Changes in operating assets and liabilities:
Prepaid expenses	—	(12,461)	—
Other assets	(1,035,873)	—	(1,369,504)
Accrued federal and state taxes	201,095	—	1,873,051
Accounts payable	(582,988)	—	72,884
Accrued expenses	53,975	632,615	543,262
Accrued expenses-related party	(103,250)	25,414	14,027

Net cash provided by (used in) operating activities	$2,127,007	$(84,988)	$7,290,693

Cash flow from investing activities:
Decrease (increase) in cash held in trust	$1,028,701	$—	$(540,273,088)

Payment of proposed acquisition costs	(1,913,892)	—	(1,913,892)

Net cash used in investing activities	$(885,191)	$—	$(542,186,980)

Cash flow from financing activities:
Proceeds from note payable-related party	$—	$225,000	$225,000
Payment on note payable-related party	—	—	(225,000)
Proceeds from sale of units to sponsor	—	25,000	25,000
Proceeds from sale of warrants to initial founder	—	—	7,000,000
Payments of offering costs	—	(131,353)	—
Proceeds from initial public offering, net of underwriters’ discount and offering costs	—	—	529,165,156

Net cash provided by financing activities	$—	$118,647	$536,190,156

Increase in cash	$1,241,816	$33,659	$1,293,869
Cash at beginning of period	52,053	—	—

Cash at end of period	$1,293,869	$33,659	$1,293,869

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,750,000	$—	$2,750,000

Supplemental disclosure of noncash financing activities:
Deferred acquisition costs included in accounts payable and accrued expenses	$1,365,611	$—	$1,365,611

Deferred offering costs included in accrued expenses	$—	$1,330,817	$—

Accrual of deferred underwriter’s commission	$—	$—	$17,388,000

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
				During the
	Common Stock		Additional	Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Stock dividend, September 27, 2007	2,300,000	230	(230)	—	—
Sale of 55,200,000 units, net of underwriter’s discount and offering costs	55,200,000	5,520	511,771,636	—	511,777,156
Proceeds subject to possible redemption of 16,559,999 shares	—	(1,656)	(160,795,934)	—	(160,797,590)
Proceeds from sale of warrants to sponsor	—	—	7,000,000	—	7,000,000
Net income attributable to common stock	—	—	—	1,697,250	1,697,250

Balance at December 31, 2007	69,000,000	5,244	357,999,322	1,697,250	359,701,816
Net income attributable to common stock (unaudited)	—	—	—	2,267,455	2,267,455

Balance at September 30, 2008 (unaudited)	69,000,000	$5,244	$357,999,322	$3,964,705	$361,969,271

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1-Interim Financial Information
These unaudited condensed financial statements as of September 30, 2008, the results of operations for the three-month period ended September 30, 2008 and 2007, the nine months ended September 30, 2008, the period February 26, 2007 (inception) through September 30, 2007 and for the period February 26, 2007 (inception) through September 30, 2008, and cash flows for the nine months ended September 30, 2008, for the period February 26, 2007 (inception) through September 30, 2007 and for the period February 26, 2007 (inception) through September 30, 2008, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company I, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
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
Through September 30, 2008, the Company’s operations have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates, activities related to the Company’s prospective acquisition of Graham Packaging Holdings Company (See Note 9) and activities relating to general corporate matters. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on September 27, 2007. The Company consummated the Offering on October 3, 2007 and received proceeds of approximately $529.1 million, net of underwriter’s commissions of approximately $21.3 million and offering costs and other expenses of $1.6 million. The Company sold to the public 55,200,000 units at a price of $10.00 per unit, including 7,200,000 units issued pursuant to the exercise of the underwriter’s over-allotment option. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 7,000,000 warrants (the “sponsor warrants”) to HH-HACI, L.P., a Delaware limited partnership (the “Sponsor”), at a price of $1.00 per sponsor warrant, generating gross proceeds, before expenses, of $7.0 million (the “Private Placement”). Net proceeds received by the Company from the consummation of both the Offering and Private Placement of sponsor warrants totaled approximately $536.1 million, net of underwriter’s commissions and offering costs. The net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock.
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

Proceeds held in the trust account will only be released to the Company upon the earlier of: (i) the consummation of an initial business combination; or (ii) the Company’s liquidation. The proceeds in the trust account include the underwriter’s deferred commission, which equals 3.15% of the gross proceeds of the Offering. Upon consummation of an initial business combination, approximately $17.4 million, which constitutes the underwriters’ deferred commissions, will be paid to the underwriters from the funds held in the trust account. Pursuant to the terms of the trust agreement governing the trust account, the Company is entitled to use up to $6.6 million of the interest income for working capital and to withdraw additional amounts for taxes payable on interest income.
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

Cash Held in Trust
A total of $536.1 million of the net proceeds from the Offering, including $7.0 million from the Private Placement (see Note 5) and $17.4 million of deferred underwriting commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee (the “Trust Account”). The Trust Account is invested in, at the option of the Company, U.S. Treasury bills with a maturity of 180 days or less and money market funds meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended. Further, the Company intends to invest the trust account funds in United States treasury bills having a shorter maturity of 90 days or less to the extent treasury bills of such duration are available at the time of any reinvestment of Trust Account proceeds.
As of September 30, 2008, the balance in the Trust Account was approximately $540.3 million, which includes approximately $11.6 million of investment income earned since the inception of the trust, and represents approximately $9.78 per share (excluding 13,800,000 shares of common stock owned by the Company’s founding stockholder and certain directors, as such shares do not have liquidation rights). As of September 30, 2008, approximately $3.0 million had been withdrawn from the Trust Account for taxes and approximately $4.5 million had been withdrawn for working capital purposes.
Earnings per common share
Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the three months ended September 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the three months ended September 30, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the nine months ended September 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through September 30, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 37,390,413 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through September 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the Company’s initial public offering and outstanding since October 3, 2007.
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
The Company recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $154,751 at December 31, 2007 and $98,828 at September 30, 2008.

Deferred acquisition costs
As of September 30, 2008, the Company has accumulated approximately $3.3 million in deferred costs related to the proposed merger with Graham Packaging Holdings Company. These costs will be capitalized contingent upon the completion of the transaction following receipt of the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $1.4 million for legal services, $1.6 million for due diligence services and $0.3 million for other related deal expenses.
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
The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. Services commenced on October 3, 2007 and will terminate upon the earlier of: (i) the consummation of an initial business combination; or (ii) the liquidation of the Company. At September 30, 2008, the Company accrued $14,027 due to Hicks Holdings, which represents expenses primarily relating to travel-related expenses.
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
Note 7-Stockholders’ Equity
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares of preferred stock were issued and outstanding as of December 31, 2007 and September 30, 2008.

Common Stock
The authorized common stock of the Company includes up to 225,000,000 shares. The holders of the shares of common stock are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. At December 31, 2007 and September 30, 2008, the Company had 69,000,000 shares of common stock issued and outstanding.
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
Note 9-Proposed Business Combination
On July 1, 2008, the Company entered into a definitive Equity Purchase Agreement (the “Purchase Agreement”), with GPC Holdings, L.P., a Pennsylvania limited partnership (“GPCH”), Graham Packaging Corporation, a Pennsylvania corporation (“GPC”), Graham Capital Company, a Pennsylvania limited partnership, (“GCC”), Graham Engineering Corporation, a Pennsylvania corporation (“GEC” and, together with GPCH, GCC and GPC, the “Graham Family Holders”), BMP/Graham Holdings Corporation, a Delaware corporation (“BMP/GHC” and, together with the Graham Family Holders, the “Sellers”), GPC Capital Corp. II, a Delaware corporation (“IPO Corp.”), Graham Packaging Holdings Company (“Graham Packaging”), Graham Packaging, and the other parties signatory thereto, pursuant to which through a series of transactions (collectively, with the Merger (as defined below), the “Transaction”), the Company’s stockholders will acquire a majority of the outstanding common stock of IPO Corp., par value $0.01 per share (the “IPO Corp. Common Stock”), and IPO Corp. will own, either directly or indirectly, 100% of the partnership interests of Graham Packaging Company, L.P., a Delaware limited partnership (the “Operating Company”).
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
     IPO Corp. filed a preliminary Registration Statement on Form S-4 on August 13, 2008 with the Securities and Exchange Commission (the “SEC”) with respect to this proposed business combination with Graham Packaging which includes a preliminary proxy of the Company and a preliminary prospectus of IPO Corp. As of the date of the filing of this Form 10-Q, the definitive proxy statement has not been filed with the SEC or disseminated to our stockholders. We have summarized the terms of the transaction below. Investors are urged to review the preliminary proxy statement and definitive proxy statement, when completed, in their entirety. We intend to schedule a stockholder meeting following completion of the proxy statement.
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
     The merger will be effectuated by converting each outstanding share of our common stock into the right to receive one share of IPO Corp.’s common stock; provided that 2,760,000 shares of our common stock that are held by HH-HACI, L.P., which we refer to as our sponsor, will be converted into shares of IPO Corp.’s common stock that will not have any voting or economic rights unless certain post-closing IPO Corp. common stock trading price targets are met by September 28, 2012. Outstanding warrants to acquire shares of our common stock will be converted into warrants to acquire the same number of shares of IPO Corp.’s common stock on the same terms and conditions as the existing warrants; provided that 2,760,000 warrants that are held by HH-HACI, L.P., which we refer to as our sponsor will be converted into warrants to acquire shares of IPO Corp.’s common stock with an exercise price of $10 per share and an expiration date of September 28, 2012 that do not become exercisable unless certain post-closing IPO Corp. common stock trading price targets are met.
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
Results of Operations
For the three months ended September 30, 2008 and 2007, we had net income of $648,696 and net loss of $670,785, respectively. For the three months ended September 30, 2008, our income was all derived from interest and dividends on the cash held in the trust account established in connection with our initial public offering. For the three months ended September 30, 2007, all expenses related to the formation and operation of the Company. We incurred $280,117 in operational costs during the three months ended September 30, 2008.
For the nine months ended September 30, 2008 and for the period from February 26, 2007 (inception) to September 30, 2007, we had net income of $2,267,455 and net loss of $730,556, respectively. For the nine months ended September 30, 2008, our income was all derived from interest and dividends on the cash held in the trust account established in connection with our initial public offering. For the period February 26, 2007 (inception) to September 30, 2007, all expenses related to the formation and operation of the Company. We incurred $905,656 in operational costs during the nine months ended September 30, 2008.
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
As of September 30, 2008, approximately $540.3 million was held in the trust account. We also had $1.3 million of unrestricted cash available outside the trust account for us for our activities in connection with identifying and conducting due diligence of a suitable initial business combination and for general corporate matters. The following table shows the total funds held in the trust account through September 30, 2008:

Net proceeds from our initial public offering, the underwriters’ over-allotment and private placement of warrants that were place in trust	$518,760,000
Deferred underwriting commissions	17,388,000
Total interest earned through September 30, 2008	11,625,088
Less total interest disbursed for working capital and payment of taxes through September 30, 2008	(7,500,000)

Total funds held in trust account through September 30, 2008	$540,273,088

For the nine months ended September 30, 2008, we paid an aggregate of approximately $6.2 million in expenses for the following purpose:
•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	legal and accounting fees related to our SEC reporting obligations and general corporate matters;

•	expenses for due diligence and investigation of potential acquisition targets; and

•	miscellaneous expenses.

We believe that we will have sufficient funds to allow us to operate through the next twelve months, assuming that an initial business combination is not consummated before that date. Approximately $6.6 million of working capital, less amounts already released, over this time period will be funded from the interest earned on the funds held in the trust account.
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
Cash Held in Trust
A total of $536.1 million of the net proceeds from our initial public offering, including $7.0 million from the private placement and $17.4 million of deferred underwriting commissions, has been placed in a trust account at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company serving as trustee. The trust account is invested in, at the option of the Company, U.S. Treasury bills with a maturity of 180 days or less and money market funds meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940, as amended. Further, the Company intends to invest the trust account funds in United States treasury bills having a shorter maturity of 90 days or less to the extent treasury bills of such duration are available at the time of any reinvestment of Trust Account proceeds.
As of September 30, 2008, the balance in the Trust Account was approximately $540.3 million, which includes approximately $11.6 million of investment income earned since the inception of the trust, and represents approximately $9.78 per share (excluding 13,800,000 shares of common stock owned by our founding stockholder and certain directors, as such shares do not have liquidation rights). As of September 30, 2008, approximately $3.0 million had been withdrawn from the Trust Account for taxes and approximately $4.5 million had been withdrawn for working capital purposes.
Earnings per common share
Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the three months ended September 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the three months ended September 30, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 52,440,001 used for the computation of basic earnings per share for the nine months ended September 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007. The weighted average of shares of common stock issued and outstanding of 11,500,000 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through September 30, 2007, takes into effect the 11,500,000 shares outstanding for the entire period. The weighted average of shares of common stock issued and outstanding of 37,390,413 used for the computation of basic earnings per share for the period from February 26, 2007 (inception) through September 30, 2008, takes into effect the 11,500,000 shares outstanding for the entire period, 2,300,000 shares from the stock split outstanding from September 27, 2007 and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007.
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
We recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating $154,751 and $98,828 at December 31, 2007 and September 30, 2008, respectively.
Deferred acquisition costs
As of September 30, 2008, we had accumulated approximately $3.3 million in deferred costs related to the proposed transaction with Graham Packaging. These costs will be capitalized contingent upon the completion of the transaction following receipt of the required approval by our stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $1.4 million for legal services, $1.6 million for due diligence services and $0.3 million for other related deal expenses.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in U.S. governmental treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Further, the Company intends to invest the trust account funds in United States treasury bills having a shorter maturity of 90 days or less to the extent treasury bills of such duration are available at the time of any reinvestment of Trust Account proceeds. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.
ITEM 4T. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
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
As of November 14, 2008, there have been no material changes to the risk factors disclosed in our Annual Report, dated March 31, 2008, filed with the SEC, except as set forth elsewhere in this Report or below with respect to the Transaction described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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
We and Graham Packaging have incurred, and expect to continue to incur, significant costs associated with the Transaction. These expenses, coupled with reduced interest income attributable to recent decreases in interest rates, will reduce the amount of cash available to the IPO Corp., as the surviving company, for other corporate purposes including the repayment of debt.
Furthermore, recent declines in the financial markets occurring during the second half of the calendar year may have the effect of making it more difficult to consummate the Transaction. In the event the Transaction is not consummated, the incurrence of costs relating to the Transaction will have had the effect of reducing the amount of cash available to us for other corporate purposes, including pursuit of other potential business combinations.
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
These provisions provide for, among other things:
•	a classified board of directors with staggered three-year terms;

•	the removal of directors only for cause and only with the affirmative vote of holders of at least a majority of the shares of IPO Corp.Common Stock entitled to vote in the election of directors;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings; and

•	no ability for stockholders to call special stockholder meetings.
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
Pursuant to our amended and restated certificate of incorporation, holders of shares issued in our initial public offering may vote against the Transaction and demand that we convert their shares into cash. We will not consummate the Transaction if holders of 30% or more shares of common stock issued in our initial public offering exercise these conversion rights. To the extent the Transaction is consummated and our public stockholders properly exercise their conversion rights, there will be a corresponding reduction in the amount of funds available to IPO Corp., as the surviving company, following the Transaction and the amount of cash that could be used to pay down debt under the Credit Agreement, as contemplated by the Purchase Agreement. As of September 30, 2008, assuming the Transaction proposal is adopted, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $163.1 million, or approximately 30% of the funds then held in the trust account.
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
Additional Information About the Transaction and Where to Find It
In connection with the Transaction, IPO Corp. has filed with the SEC a Registration Statement on Form S-4 that will include a proxy statement of the Company and that will constitute a prospectus of IPO Corp. We will mail the proxy statement/prospectus to our stockholders. Before making any voting decision, we urge our investors and security holders to read the proxy statement/prospectus regarding the transaction when it becomes available because it will contain important and expanded and updated information. Our stockholders may obtain copies of all documents filed with the SEC regarding the Transaction, free of charge, at the SEC’s website (www.sec.gov) or by directing a request to our corporate secretary at 100 Crescent Court, Suite 1200, Dallas, Texas 75201 or by contacting our corporate secretary at (214) 615-2300.

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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Equity Purchase Agreement, dated as of July 1, 2008, among the Company, GPC Holdings, L.P., Graham Packaging Corporation, Graham Capital Company, Graham Engineering Corporation, BMP/Graham Holdings Corporation, GPC Capital Corp. II, Graham Packaging Holdings Company and the other parties signatory thereto.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Signatures
     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKS ACQUISITION COMPANY I, INC.
Date: November 14, 2008

/s/ JOSEPH B. ARMES

Name: Joseph B. Armes
Title: President, Chief Executive Officer and Chief Financial Officer