Form 10-K
period 2008-12-31
Hicks Acquisition CO I Inc.
filed 2009-03-11
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-33704

HICKS ACQUISITION COMPANY I, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8521842
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
100 Crescent Court, Suite 1200
Dallas, TX 75201
(Address, including zip code, of principal executive offices)
(214) 615-2300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Units consisting of one share of Common Stock and one Warrant	NYSE Alternext US (formerly, American Stock Exchange)
Common Stock included in Units, par value	NYSE Alternext US (formerly, American Stock Exchange)
$0.0001 per share
Warrants included in Units, exercisable for Common Stock at an exercise price of $7.50 per share	NYSE Alternext US (formerly, American Stock Exchange)
Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of the close of business on June 30, 2008, the last business day of the most recently completed second fiscal quarter, was $512,808,000.
     The number of shares of the registrant’s common stock outstanding as of March 10, 2009 was 69,000,000.
DOCUMENTS INCORPORATED BY REFERENCE
     None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” would,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:
•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the listing or delisting of our securities from NYSE Alternext US or the ability to have our securities listed on NYSE Alternext US or any other securities exchange following a business combination;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
          The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described below and under the heading “Risk Factors” beginning on page 9.
•	uncertainties as to the timing and closing of the Graham Transaction (as defined herein);

•	approval of the Graham Transaction by our stockholders;

•	the satisfaction of closing conditions to the Graham Transaction, including the receipt of regulatory approvals;

•	costs related to the Graham Transaction;

•	the diversion of management time on Graham Transaction-related issues;

•	other issues and risks related to the business of Graham Packaging including loss of customers, violations of purchase and customer contracts; decline in prices and loss of key management.
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

PART I
          References to “we,” “us” or “our company” refer to Hicks Acquisition Company I, Inc., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors and references to our “sponsor” refer to HH-HACI, L.P., a Delaware limited partnership. References to our “initial stockholders” refer to our sponsor, William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn.
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
          On October 3, 2007, we completed our initial public offering of 55,200,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $552 million. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 7,000,000 warrants to our sponsor, HH-HACI, L.P., at a price of $1.00 per warrant, generating gross proceeds of $7,000,000. After deducting the underwriting discounts and commissions and the initial public offering expenses, approximately $536.1 million of the proceeds from the initial public offering and the private placement was deposited into a trust account at JP Morgan Chase, N.A. with Continental Stock Transfer & Trust Company as trustee. Such funds will not be released from the trust account to us until the earlier of completion of our initial business combination or our liquidation although we may withdraw up to an aggregate of approximately $6.6 million of the interest income accumulated on the funds for working capital requirements, in addition to any sums necessary to pay taxes. After the payment of approximately $1.35 million in expenses relating to the initial public offering, $250,000 of the net proceeds of the public offering and private placement was not deposited into a trust account and retained by us for working capital purposes. Through December 31, 2008, we have used approximately $1.3 million of the net proceeds that were not deposited into the trust account to pay offering expenses while the remaining balance was used for general corporate purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2008, there was $539.8 million plus accrued interest of approximately $388,000 held in the trust account. As of December 31, 2008, approximately $3.8 million had been withdrawn from the trust account for taxes and approximately $5.0 million had been withdrawn for working capital purposes.
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
          On July 1, 2008, we entered into an Equity Purchase Agreement (the “Purchase Agreement”), with GPC Holdings, L.P., a Pennsylvania limited partnership (“GPCH”), Graham Packaging Corporation, a Pennsylvania corporation (“GPC”), Graham Capital Company, a Pennsylvania limited partnership, (“GCC”), Graham Engineering Corporation, a Pennsylvania corporation (“GEC” and, together with GPCH, GCC and GPC, the “Graham Family Holders”), BMP/Graham Holdings Corporation, a Delaware corporation (“BMP/GHC” and, together with the Graham Family Holders, the “Sellers”), GPC Capital Corp. II, a Delaware corporation (“Graham IPO Corp.”), Graham Packing Holdings Company, a Pennsylvania

limited partnership (“Graham Packaging”), and the other parties signatory thereto, pursuant to which through a series of transactions (collectively, the “Graham Transaction”), our stockholders would acquire a majority of the outstanding common stock of Graham IPO Corp., par value $0.01 per share (the “Graham IPO Corp. Common Stock”), and Graham IPO Corp. would own, either directly or indirectly, 100% of the partnership interests of Graham Packaging Company, L.P., a Delaware limited partnership (the “Operating Company”).
          On January 27, 2009, we entered into a First Amendment (the “Amendment”) to the Purchase Agreement. The Amendment stipulates that (i) we and Blackstone Capital Partners III Merchant Banking Fund L.P., as the Seller Representative, each have the right to terminate the Purchase Agreement by giving written notice to the other and (ii) each party is released from the Purchase Agreement’s exclusivity provisions and is permitted to consider other possible transactions.
          Selection of a target business and structuring of our initial business combination
          Subject to the requirements that (i) our initial business combination have a fair market value of at least 80% of the initial amount held in the trust account (excluding deferred underwriting commissions of approximately $17.4 million), and (ii) we will not enter into a business combination with any entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. We will only consummate an initial business combination in which we become the controlling shareholder of the target. The key factor that we will rely on in determining controlling shareholder status would be our acquisition of more than half of the voting equity interests of the target company. We will not consider any transaction that does not meet such criteria.
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

          These criteria are not intended to be exhaustive, and our management may consider additional factors it deems to be relevant. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on the above factors as well as other considerations our management deems relevant to our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.
          The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. As of December 31, 2008, $5.0 million of the $6.6 million in trust interest income available to us for working capital expenses had been withdrawn by us from our trust account. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.
          Fair market value of target business or businesses
          In order to constitute our initial business combination, a business combination must satisfy the threshold fair market value requirement of at least 80% of the initial amount held in the trust account (excluding $17.4 million held in the trust account representing the underwriters’ deferred commission). Our board of directors will determine the fair market value based on standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is subject to oversight by the Financial Industry Regulatory Authority as to the fair market value. We will seek to have any such opinion provide that our stockholders would be entitled to rely upon such opinion. The willingness of an investment banking firm to provide for such reliance would be a factor considered by us in selecting an independent investment banking firm. If no opinion is obtained, our public stockholders will be relying solely on the judgment of our board of directors.
          Opportunity for stockholder approval of our initial business combination
          Prior to the completion of our initial business combination, we will submit a business combination to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable law or regulations. In connection with our initial business combination, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of our initial business combination will be taken only if such business combination is approved. We will only consummate our initial business combination if (i) the business combination is approved by a majority of votes cast by our public stockholders at a duly held stockholders meeting, (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock and (iii) public stockholders owning no more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering both vote against the business combination and exercise their conversion rights. This may have the effect of making it easier for us to have a business combination approved over stockholder dissent than other blank check companies with a business purpose similar to ours. Similar blank check companies generally will not consummate a business combination if public stockholders holding more than 20% of their outstanding shares of common stock exercise their conversion rights.
          In connection with seeking the approval of our stockholders for any business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, (the “Securities Exchange Act”) which, among other things, will include a description of the operations of target candidates and audited historical financial statements of the target candidates.
          In connection with the vote required for any initial business combination, our initial stockholders have agreed to vote all of the founder’s shares in accordance with the majority of the shares of common stock voted by the public stockholders and to vote any shares purchased during or after our initial public offering and held by it in favor of our initial business combination. Our initial stockholders have also agreed that they will vote all shares of the company owned by them in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination.
          Conversion rights
          At the time we seek stockholder approval of our initial business combination, each public stockholder will have the right to convert its shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account (before payment of deferred underwriting commissions and including interest earned on their pro rata portion of the trust account, net of income taxes payable on such interest and net of interest income of up to $6.6 million on the trust account previously released to us to fund our working capital requirements) if our initial business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to founder’s shares. The actual per-share conversion price will be equal to the per share amount of $9.71 initially deposited in the trust account (plus any interest earned on the proceeds in the trust account in excess of the amount released to us for working capital purposes, net of taxes payable on such interest, on such amount per share). As this amount is lower than our $10.00 per unit initial public offering price and it may be less than the market price of the common stock on the date of repurchase, there may be a disincentive on the part of public stockholders to exercise their conversion rights. As of December 31, 2008, $5.0 million of the $6.6 million in trust interest income available to us for working capital expenses had been withdrawn by us from our trust account.
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
          We may require public stockholders to tender their certificates to our transfer agent prior to the meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. We will notify investors on a Current Report on Form 8-K and in our proxy statement related to the initial business combination if we impose this requirement. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise their conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he or she could monitor the price of the stock in the market. If the price rose above the conversion price, he or she could sell his shares in the open market before actually delivering his or her shares to the company for cancellation in consideration for the conversion price. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “put” right surviving past the consummation of the business combination until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved.
          If we elect to require physical delivery of the share certificates, we would expect that stockholders would have to comply with the following steps. If the shares are held in street name, stockholders must instruct their account executive at the stockholders’ bank or broker to withdraw the shares from the stockholders’ account and request that a physical certificate be issued in the stockholders’ name. Our transfer agent will be available to assist with the process. No later than the day prior to the stockholder meeting, the written instructions stating that the stockholder wishes to convert his or her shares into a pro rata share of the trust account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the closing of our business combination must be presented to our transfer agent. Certificates that have not been tendered in accordance with these procedures by the day prior to the stockholder meeting will not be converted into cash. In the event that a stockholder tenders his or her shares and decides prior to the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender. In the event that a stockholder tenders shares and our business combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.
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
          We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after our dissolution and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to the founder’s shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If the assets remaining outside of the trust account are insufficient to pay such liquidation costs, we will pay the remaining liquidation costs from the proceeds of the trust account prior to distributing the funds in the trust account to our public stockholders. In such event, the initial per-share liquidation price could be less than the $9.71 per-share liquidation price described below.

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
          The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Thomas O. Hicks, our founder and chairman of the board, has agreed that he will be liable to us if and to the extent any claims by a third party for services rendered or products sold, or by a prospective target business, reduce the amounts in the trust account, except as to (i) any claims by a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) of any and all rights to seek access to the funds in the trust account, or (ii) any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that this indemnity obligation arose and Mr. Hicks did not comply with such obligation, we believe that we would have an obligation to seek enforcement of the obligation and that our board of directors would have a fiduciary duty to seek enforcement of such obligation on our behalf. In the event Mr. Hicks has liability to us under this indemnification arrangement, we cannot assure you that he will have the assets necessary to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than $9.71, plus interest, due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.71 per share.
          Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we do not intend to comply with those procedures since, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after September 28, 2009 in the event our initial business combination has not been consummated. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.71 due to claims or potential claims of creditors. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the most likely claims, if any, to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.
          If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the then-remaining proceeds held in the trust account, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposed itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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
Available Information
          We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”), on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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
          We may require public stockholders who wish to convert their shares to physically tender their stock certificates to our transfer agent prior to the stockholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. If we elect to require physical tender and it takes longer than we anticipate to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.
You will not be entitled to protections normally afforded to investors of blank check companies.
          Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on NYSE Alternext US, a national securities exchange, and we have net tangible assets in excess of $5 million, we are exempt from rules promulgated by the SEC, to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.
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
          We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate until September 28, 2009. However, we cannot assure you that our estimate will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. As of December 31, 2008, $5.0 million of the $6.6 million in trust interest income available to us for working capital expenses had been withdrawn by us from our trust account.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
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
          We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with up to $6.6 million of additional working capital we may need to identify one or more target businesses and to complete our initial business combination. A substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor or management team to operate or may be forced to liquidate. Neither our sponsor nor our management team is under any obligation to advance funds in such circumstances.
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
          We do not believe that our anticipated principal activities will subject us to the U.S. Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted.
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
          Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution conducted in accordance with the Delaware General Corporation Law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after we liquidate; therefore, we do not intend to comply with those procedures.
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

Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the most likely claims, if any, to arise would be from our vendors that we engage (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. If our plan of distribution complies with Section 281(b) of the Delaware General Corporation Law, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share or the amount distributed to the stockholder. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.
          If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the then-remaining proceeds held in the trust account to our public stockholders promptly after our liquidation in the event our initial business combination has not been consummated by September 28, 2009, such distributions may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Also, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or acting in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, which may expose the board and our company to claims of punitive damages. We cannot assure you that claims will not be brought against us for these reasons.
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

Since we have not completed our initial business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.
          We may consummate our initial business combination with a company in any industry, other than with an entity that is engaged in the energy industry as its principal business, and are not limited to any particular type of business, although we will not consummate a business combination with any entity whose principal business operations are conducted outside the United States or Canada. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a target business.
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
          The role of an acquisition candidate’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following a business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.
          Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
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

          Each of Mr. Hicks, Joseph B. Armes, our president, chief executive officer, chief financial officer and one of our directors, Eric C. Neuman, a senior vice president of our company, Robert M. Swartz, a senior vice president of our company, Christina Weaver Vest, a senior vice president of our company, Thomas O. Hicks, Jr., our secretary and one of our vice presidents, and Mack H. Hicks, a vice president of our company, is an officer, member or partner of Hicks Holdings LLC (“Hicks Holdings”) or Hicks Equity Partners LLC (“Hicks Equity Partners”). Hicks Holdings is a holding company for sports, real estate and private equity investments of Thomas O. Hicks and his family, and Hicks Equity Partners is an entity engaged in the private equity business. The controlling member and manager of Hicks Equity Partners is Thomas O. Hicks. Each of such officers will be required to offer all suitable business opportunities with a fair market value less than $200 million to Hicks Holdings or Hicks Equity Partners prior to presenting them to us; provided that in order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers has agreed, until the earliest of our initial business combination, our liquidation or such time as he or she ceases to be an officer, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity with a fair market value of $200 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have. Each of our officers, other than Thomas O. Hicks, Jr., currently has certain relevant fiduciary duties or contractual obligations, which may take priority over his or her duties to us.
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
          Certain members of our board of directors own shares of our common stock and warrants and all of our officers are affiliated with an entity that owns shares of our common stock or warrants. Our sponsor, HH-HACI, L.P., a Delaware limited partnership, purchased 10,000,000 founder’s units (which were increased to 11,500,000 founder’s units as a result of a stock split approved by our board of directors in July 2007 and later increased to 13,524,000 units after giving effect to the August 2007 transfer discussed below and a stock dividend declared by our board of directors in September 2007). In August 2007, our sponsor transferred an aggregate of 230,000 founder’s units (which were increased to 276,000 units as a result of the September 2007 stock dividend) to William Cunningham, William Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of our board of directors. Our sponsor also purchased 7,000,000 sponsor warrants simultaneously with the closing of our initial public offering. Mr. Hicks is the sole member of HH-HACI GP, LLC, the general partner of our sponsor. In addition, Mr. Hicks, Mr. Armes, Mr. Neuman, Mr. Swartz, Ms. Vest, Thomas O. Hicks, Jr. and Mack H. Hicks are each limited partners of our sponsor. Our sponsor and each of Messrs. Cunningham, Montgomery, Mulroney and Quinn have waived their rights to receive distributions with respect to the founder’s shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder’s shares, as well as the founder’s warrants, will be worthless if we do not consummate our initial business combination by September 28, 2009. The sponsor warrants will also expire worthless if we fail to consummate our initial business combination within such time period. Furthermore, the $7 million purchase price of the sponsor warrants will be held in the trust account and will be distributed to our public stockholders in the event of our liquidation.
          The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
NYSE Alternext US may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

          Our securities are listed on NYSE Alternext US (formerly, American Stock Exchange), a national securities exchange. However, we cannot assure you that our securities will continue to be listed on NYSE Alternext US in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that NYSE Alternext US will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
          If NYSE Alternext US delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
          On February 10, 2009, we received a deficiency letter from NYSE Alternext US indicating that we are not in compliance with the annual stockholder meeting requirements of Section 704 of the NYSE Alternext US Company Guide (the “Company Guide”), because we did not hold an annual stockholders meeting during the year ended December 31, 2008. We have been afforded the opportunity to submit a plan to NYSE Alternext US by March 10, 2009, which we have done, advising NYSE Alternext US of actions taken, or to be taken, to bring us into compliance with Section 704 of the Company Guide (the “Plan”) by August 11, 2009.
          We submitted our Plan on March 5, 2009, but if our Plan is not accepted by NYSE Alternext US, we may be subject to delisting procedures. NYSE Alternext US will evaluate our Plan and make a determination as to whether we have made a reasonable demonstration in the Plan of an ability to regain compliance with the continued listing standards by August 11, 2009 (the “Plan Period”). If our Plan is accepted, we should be able to continue listing during the Plan Period up to August 11, 2009. However, if we do not make progress consistent with the Plan during the Plan Period or we are not in compliance with the listing standards at the conclusion of the Plan Period, NYSE Alternext US staff may initiate delisting procedures as appropriate.
          We explain in the Plan we submitted that, pursuant to our amended and restated certificate of incorporation, we must acquire, or acquire control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets by September 28, 2009 pursuant to a transaction approved by our stockholders, or we will dissolve and liquidate. As a result, we must hold a stockholder meeting prior to September 28, 2009 at which such a transaction is approved, or we will liquidate. Accordingly, in our Plan we requested that NYSE Alternext US defer the required August 11, 2009 stockholder meeting until September 28, 2009. However, we cannot guarantee that NYSE Alternext US will accept our proposal to delay the required stockholder meeting date until September 28, 2009. In the event NYSE Alternext US does not grant the requested delayed date, we may be required to hold a stockholder meeting by August 11, 2009.
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
          We may proceed with an initial business combination as long as public stockholders owning no more than 30% (minus one share) of the shares sold in our initial public offering both vote against the business combination and exercise their conversion rights. Accordingly, public stockholders holding up to 16,559,999 shares of our common stock may both vote against the business combination and exercise their conversion rights, and we could still consummate a proposed business combination. We have set the conversion percentage at 30% (minus one share) in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. However, this may have the effect of making it easier for us to have a business combination approved over stockholder dissent than other blank check companies. While there are some other offerings similar to ours which include conversion provisions greater than 20%, a 20% threshold is common for offerings similar to ours. Because we permit a larger number of stockholders to exercise their conversion rights, it may be easier for us to obtain stockholder approval of an initial business combination than other blank check companies.
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
          Our sponsor (an entity controlled by Mr. Hicks) owns 19.6% of our issued and outstanding shares of common stock and Mr. Hicks is required to purchase, directly or through a controlled affiliate, 2,000,000 co-investment units in connection with our initial business combination (a portion of which co-investment units may be assigned by Mr. Hicks in limited circumstances). Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It may be unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination. In the event that our initial stockholders purchase any additional shares of our common stock, they will vote any such shares acquired by them in favor of our initial business combination and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Furthermore, in the event that Mr. Hicks or our officers acquire shares of our common stock, we anticipate that they would vote such shares in favor of our initial business combination. Thus, additional purchases of shares of our common stock by our directors, officers or initial stockholders would likely allow them to exert additional influence over the approval of our initial business combination. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Another factor that would be taken into consideration would be that any such additional purchases would likely increase the chances that our initial business combination would be approved.
Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
          Prior to our initial public offering, we issued 13,800,000 founder’s warrants to our initial stockholders. We issued warrants to purchase 55,200,000 shares of our common stock as part of the units initially offered and, simultaneously with the closing of our initial public offering, we issued in a private placement sponsor warrants to purchase 7,000,000 shares of common stock. The founder’s warrants and the sponsor warrants are identical to the warrants sold as part of the units in our initial public offering except that: (i) they will not be redeemable by us so long as they are held by, as applicable, our initial stockholders, our sponsor or their permitted transferees; (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 180 days after the completion of our initial business combination; and (iii) may be exercised by the holders on a cashless basis. In addition, the founder’s warrants may not be exercised unless and until: (A) the last sale price of our common stock equals or exceeds $13.75 for any 20 days within any 30 trading day period beginning 90 days after our initial business combination; and (B) there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants.
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
          Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
          Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:
•	upon the closing of our initial public offering, approximately $536.1 million (including $7 million from the sale of the sponsor warrants and approximately $17.4 million in deferred underwriting commissions), was placed into the trust account;

•	we shall submit any proposed business combination to our stockholders for approval prior to consummating our initial business combination;

•	our public stockholders will have the right to convert their shares of common stock into cash in accordance with the conversion rights described below;

•	public stockholders who exercise their conversion rights and vote against our initial business combination may convert their shares into a pro rata share of the aggregate amount then on deposit in the trust account;

•	we will consummate a business combination only if it has a fair market value equal to at least 80% of the initial amount held in trust (excluding deferred underwriting commissions of approximately $17.4 million);

•	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our initial public offering on a business combination;

•	we will consummate our initial business combination only if: (i) the initial business combination is approved by a majority of votes cast by our public stockholders at a duly held stockholders meeting; (ii) an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence is approved by holders of a majority of our outstanding shares of common stock; (iii) public stockholders owning no more than 30% (minus one share) of our outstanding shares of common stock sold in our initial public offering both vote against the business combination and exercise their conversion rights; and (iv) we have confirmed that we have sufficient cash resources to pay both (x) the consideration required to close our initial business combination, and (y) the cash due to public stockholders who vote against the business combination and who exercise their conversion rights; and

•	if we do not consummate our initial business combination by September 28, 2009, our corporate purposes and powers will immediately thereupon be limited to acts and activities related to liquidating and winding up our affairs, including liquidation, and we will not be able to engage in any other business activities.
          Our amended and restated certificate of incorporation requires that we obtain the vote of our board of directors and the unanimous vote of our stockholders, by a vote of all outstanding shares at a meeting of stockholders, to amend the above-described provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. This unanimous consent requirement is more stringent than the minimum stockholder consent requirement under Delaware law, and a court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders.
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
We and Graham Packaging have incurred and expect to incur significant costs associated with the Graham Transaction, whether or not the Graham Transaction is completed and the incurrence of these costs will reduce the amount of cash available to be used for other corporate purposes. Further, if the Graham Transaction is not consummated, resources spent by us to research the Graham Transaction will have been wasted, which could materially adversely affect our subsequent attempts to locate and acquire or merge with another business.
          We and Graham Packaging have incurred, and expect to continue to incur, significant costs associated with the Graham Transaction. These expenses, coupled with reduced interest income attributable to recent decreases in interest rates, would reduce the amount of cash available to the Graham IPO Corp., as the surviving company, for other corporate purposes including the repayment of debt. As of December 31, 2008, $5.0 million of the $6.6 million in trust income available to us for working capital expenses had been withdrawn by us from our trust account.
          Furthermore, declines in the financial markets occurring during the second half of 2008 and first quarter of 2009 may have the effect of making it more difficult to consummate the Graham Transaction. In the event the Graham Transaction is not consummated, the incurrence of costs relating to the Graham Transaction will have had the effect of reducing the amount of cash available to us for other corporate purposes, including pursuit of other potential business combinations.
          If a decision is made to not complete the Graham Transaction, the costs incurred up to that point for the Graham Transaction likely would not be recoverable. Furthermore, we may fail to consummate the Graham Transaction for any number of reasons including those beyond our control, such as if the number of our public stockholders who vote against the Graham Transaction and opt to have us repurchase their stock represent more than 30% (minus one share) of the outstanding shares of our common stock sold in our initial public offering.
If our due diligence investigation of Graham Packaging was inadequate, then stockholders of GPC following the Graham Transaction could lose some or all of their investment.
          Even though we conducted a due diligence investigation of Graham Packaging, we cannot be sure that this diligence surfaced all material issues that may be present inside Graham Packaging or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Graham Packaging and its business and outside of its control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.
We, and after the Graham Transaction, GPC, may redeem its stockholders’ unexpired warrants prior to their exercise at a time that is disadvantageous to them, thereby making their warrants worthless.
          We have, and after any completion of the Graham Transaction, GPC, would have, the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that (i) the last reported sale price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30-trading-day period ending on the third business day prior to proper notice of such redemption and (ii) on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force our warrant holders: (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their warrants at the then current market price when they might otherwise wish to hold their warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the warrants held by our founder will be redeemable by us so long as they are held by the initial stockholders or their permitted transferees and none of the warrants held by our sponsor will be redeemable by us so long as they are held by our sponsor or its permitted transferees, and none of the co-investment warrants will be redeemable by us so long as they are held by Mr. Hicks, any relevant controlled affiliate of Mr. Hicks that purchases the co-investment units, or their permitted transferees. In the event that the Graham Transaction is consummated, GPC will assume the rights and obligations of us under the warrants pursuant to the Graham Transaction.
The price of Graham IPO Corp.’s shares after any completion of the Graham Transaction may be volatile.
          The price of Graham IPO Corp.’s shares after any completion of the Graham Transaction may be volatile, and may fluctuate due to factors such as:
•	actual or anticipated fluctuations in Graham IPO Corp.’s quarterly and annual results and those of its publicly held competitors;

•	mergers and strategic alliances in the packaging industry;

•	market conditions in the industry;

•	changes in government regulation;

•	fluctuations in Graham IPO Corp.’s quarterly revenues and earnings and those of its publicly held competitors;

•	shortfalls in Graham IPO Corp.’s operating results from levels forecasted by securities analysts;

•	investor sentiment toward the stocks of packaging companies in general and plastic packaging companies in particular;

•	announcements concerning Graham IPO Corp. or its competitors; and

•	the general state of the securities markets.

We may waive one or more of the conditions to the Graham Transaction without resoliciting stockholder approval for the Graham Transaction.
          We may agree to waive, in whole or in part, some of the conditions to its obligations to complete the Graham Transaction, to the extent permitted by applicable laws. Our board of directors would evaluate the materiality of any waiver to determine whether amendment of the proxy statement/prospectus and resolicitation of proxies is warranted. In some instances, if our board of directors determines that a waiver is not sufficiently material to warrant resolicitation of stockholders, we have the discretion to complete the Graham Transaction without seeking further stockholder approval.
Following any consummation of the Graham Transaction, Graham IPO Corp. would have anti-takeover provisions in its organizational documents that may discourage a change of control.
          Following any consummation of the Graham Transaction, certain provisions of Graham IPO Corp.’s amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by stockholders. These provisions provide for, among other things:
•	a classified board of directors with staggered three-year terms;

•	the removal of directors only for cause and only with the affirmative vote of holders of at least a majority of the shares of Graham IPO Corp. Common Stock entitled to vote in the election of directors;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings; and

•	no ability for stockholders to call special stockholder meetings.
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
          These anti-takeover provisions could make it more difficult for a third party to acquire Graham IPO Corp., even if the third party’s offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares.
The cash available for Graham IPO Corp. to pay down debt will be reduced if our stockholders exercise their right to convert their shares into cash.
          Pursuant to our amended and restated certificate of incorporation, holders of shares issued in our initial public offering may vote against the Graham Transaction and demand that we convert their shares into cash. We will not consummate the Graham Transaction if holders of 30% or more shares of common stock issued in our initial public offering exercise these conversion rights. To the extent the Graham Transaction is consummated and our public stockholders properly exercise their conversion rights, there will be a corresponding reduction in the amount of funds available to Graham IPO Corp., as the surviving company, following any completion of the Graham Transaction and the amount of cash that could be used to pay down debt under Graham Packaging’s credit agreement, as contemplated by the Purchase Agreement. As of December 31, 2008, assuming the Graham Transaction proposal is adopted, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $163.3 million, or approximately 30% of the funds then held in the trust account.
The New York Stock Exchange may fail to list Graham IPO Corp.’s securities on its exchange, or delist Graham IPO Corp.’s securities from quotation on its exchange in the future, which could limit investors’ ability to make transactions in its securities and subject Graham IPO Corp. to additional trading restrictions.
          Graham IPO Corp. intends to list its securities on the New York Stock Exchange, a national securities exchange, if the Graham Transaction is consumated. However, Graham IPO Corp. cannot assure you that its securities would be listed, or would continue to be listed, on the New York Stock Exchange, following the consummation of the Graham Transaction.

Additionally, Graham IPO Corp. would be required to file an initial listing application for the New York Stock Exchange and meet the New York Stock Exchange’s initial listing requirements as opposed to its more lenient continued listing requirements. Graham IPO Corp. cannot be certain that it would be able to meet those initial listing requirements at that time.
          If the New York Stock Exchange fails to list Graham IPO Corp.’s securities on its exchange, or delists Graham IPO Corp.’s securities from trading on its exchange in the future, Graham IPO Corp. could face significant material adverse consequences, including:
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
Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources both before and after any consummation of the Graham Transaction.
          Section 404 of the Sarbanes-Oxley Act of 2002 will require that Graham IPO Corp. evaluate and report on its system of internal controls and that Graham IPO Corp. have such system of internal controls. If Graham IPO Corp. fails to maintain the adequacy of its internal controls, it could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm Graham IPO Corp.’s business. Section 404 of the Sarbanes-Oxley Act also requires that Graham IPO Corp.’s independent registered public accounting firm report on management’s evaluation of Graham IPO Corp.’s system of internal controls. The development of the internal controls in order to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete the Graham Transaction. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over its financial processes and reporting in the future, could harm Graham IPO Corp.’s operating results or cause Graham IPO Corp. to fail to meet its reporting obligations. Inferior internal controls could also cause investors to lose confidence in Graham IPO Corp.’s reported financial information, which could have a negative effect on the trading price of Graham IPO Corp.’s stock.
There may be tax consequences to the Graham Transaction that may adversely affect the parties to the Purchase Agreement.
          While it is expected that the Graham Transaction will be structured so as to minimize taxes to the parties to the Graham Transaction, the Graham Transaction might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.
The Blackstone Group, L.P. and affiliates of Thomas O. Hicks would hold a significant ownership interest in Graham IPO Corp. following any closing of the Graham Transaction and may have conflicts of interest with Graham IPO Corp. in the future.
          After giving effect to any completion of the Graham Transaction, affiliates of The Blackstone Group, L.P. (“Blackstone”) would be the largest stockholder of Graham IPO Corp. and would be in a position to exert considerable influence over Graham IPO Corp., including matters related to the appointment of management and the entering into of mergers, sales of substantially all assets and other extraordinary transactions. In addition, Blackstone, as well as affiliates of Thomas O. Hicks, who are expected after any closing of the Graham Transaction to comprise the second largest stockholder, are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with Graham IPO Corp. and pursue competing acquisition opportunities.
          In addition, after giving effect to the Graham Transaction, various affiliates of Blackstone, which controls a principal equity holder of Graham Packaging, would be required by Graham Operating Company’s existing credit agreement to be the stockholders holding, in the aggregate, the single largest share of the voting power attributable to Graham IPO Corp. Common Stock. In the event that a party acquires beneficial ownership representing voting power in Graham IPO Corp.

greater than the voting power represented by the equity interests beneficially owned by Blackstone and its affiliates, it may trigger an event of default under the Graham Packaging’s credit agreement.
Graham IPO Corp. expects to record a significant amount of goodwill and other identifiable intangible assets, and may never realize the full value of its intangible assets.
          In connection with any consummation of the Graham Transaction, Graham IPO Corp. would record a significant amount of goodwill and other identifiable intangible assets. Goodwill and identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by Graham IPO Corp., and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that Graham IPO Corp. may never realize the full value of its intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on Graham IPO Corp.’s financial position and results of operations.
The sale or availability for sale of substantial amounts of Graham IPO Corp. Common Stock, warrants and units could cause the price of Graham IPO Corp. Common Stock, warrants and units to decline.
          Upon any closing of the Graham Transaction, Blackstone, our sponsor and the other Sellers would own a substantial amount of Graham IPO Corp. Common Stock (in addition to warrants). In the future, such shares may be sold from time to time in the public market pursuant to the registration rights to be granted in connection with the Graham Transaction or pursuant to Rule 144. Such sales may commence after six months or 180 days after the closing in the case of Blackstone and the Sponsor, respectively, and after three months after the closing in the case of certain other Sellers. The sale of these shares or the availability for future sale of these shares could adversely affect the market price of the Graham IPO Corp. Common Stock, warrants and units and could impair the future ability of the Graham IPO Corp. to raise capital through offerings of Graham IPO Corp. Common Stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          We currently maintain our executive offices at 100 Crescent Court, Suite 1200, Dallas, Texas 75201. The cost for this space is included in the $10,000 per month fee that Hicks Holdings Operating LLC (“Hicks Holdings Operating”), an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, charges us for general and administrative services. We believe, based on rents and fees for similar services in the Dallas metropolitan area that the fee charged by Hicks Holdings Operating is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
          As of December 31, 2008, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
          Our units, common stock and warrants are listed on NYSE Alternext US (formerly, American Stock Exchange) under the symbols “TOH.U,” “TOH” and “TOH.WS,” respectively.
          The following table includes the high and low sales prices for our units, common stock and warrants for the periods presented.

	Units(1)		Common Stock(2)		Warrants(3)
	High	Low	High	Low	High	Low
2008
Fourth Quarter	$9.40	$8.75	$9.15	$8.64	$0.29	$0.03
Third Quarter	$9.87	$9.24	$9.43	$8.89	$0.57	$0.20
Second Quarter	$10.10	$9.47	$9.90	$9.00	$0.80	$0.50
First Quarter	$10.02	$9.57	$9.39	$8.98	$0.90	$0.52
2007
Fourth Quarter	$10.15	$9.78	$9.87	$8.92	$1.06	$0.85
Third Quarter	$9.96	$9.96	—	—	—	—

(1)	Our units were listed on the American Stock Exchange on September 28, 2007. The figures for the third quarter of 2007 are for September 28, 2007.

(2)	Our common stock was listed on the American Stock Exchange on October 8, 2007. The figures for the fourth quarter of 2007 are for the period from October 8, 2007 to December 31, 2007.

(3)	Our warrants were listed on the American Stock Exchange on October 8, 2007. The figures for the fourth quarter of 2007 are for the period from October 8, 2007 to December 31, 2007.
Holders
          As of March 10, 2009, there was one holder of record of our units, six holders of record of our common stock and six holders of record of our warrants.
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
Recent Sale of Unregistered Securities
          Our sponsor, HH-HACI, L.P., a Delaware limited partnership, purchased 10,000,000 founder’s units (which were increased to 11,500,000 founder’s units as a result of a stock split approved by our board of directors in July 2007 and later increased to 13,524,000 units after giving effect to the August 2007 transfer discussed below and a stock dividend declared by our board of directors in September 2007). In August 2007, our sponsor transferred an aggregate of 230,000 founder’s units (which were increased to 276,000 units as a result of the September 2007 stock dividend) to William Cunningham, William Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of our board of directors.

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
          Thomas O. Hicks, our officers and various officers of Hicks Holdings LLC and Hicks Equity Partners, LLC are equity holders in HH-HACI, L.P. HH-HACI, L.P. is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in HH-HACI, L.P. are accredited investors under Rule 501 of Regulation D. The limited partnership agreement of HH-HACI, L.P. provides that its partnership interests may only be transferred to officers or directors of our company or other persons affiliated with the sponsor, or in connection with estate planning transfers.
          In addition, our sponsor purchased from us 7,000,000 sponsor warrants at $1.00 per warrant (for an aggregate purchase price of $7 million). These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. Our sponsor’s obligation to purchase the sponsor warrants was made pursuant to a Sponsor Warrants Purchase Agreement, dated as of September 26, 2007. Such obligation was made prior to the filing of the registration statement filed on Form S-1 in connection with our initial public offering (the “Registration Statement”), and the only conditions to the obligation undertaken by such individuals are conditions outside of the investors’ control. Consequently, the investment decision relating to the purchase of the warrants was made prior to the filing of the Registration Statement relating to the public offering and therefore constitutes a “completed private placement.”
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
Repurchase of Securities
          None.

Stock Price Performance Graph
          The graph below compares the cumulative total return of our common stock from October 8, 2007, the date that our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA
          The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the fiscal year ended December 31, 2008 and for the period from February 26, 2007 (inception) to December 31, 2007. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

			Period from
		February 26, 2007	February 26,
		(inception)	2007 (inception)
	Year ended	through	to December 31,
	December 31,	December 31,	2008
	2008	2007	(cumulative)
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$673,502	$196,885	$870,387
Professional services	718,759	722,023	1,440,782

Loss from operations before other income (expense) and income tax expense	(1,392,261)	(918,908)	(2,311,169)

Other income/(expense):
Interest income	7,601,056	5,153,789	12,754,845
State taxes other than income taxes	(167,935)	(116,553)	(284,488)

Total other income	7,433,121	5,037,236	12,470,357
Income before income tax expense	6,040,860	4,118,328	10,159,188

Income tax expense	2,053,932	1,400,652	3,454,584

Net income	3,986,928	2,717,676	6,704,604

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(1,488,760)	(1,020,426)	(2,509,186)

Net income attributable to common stock	$2,498,168	$1,697,250	4,195,418

Earnings per share:
Basic and diluted	$0.05	$0.07	$0.11

Weighted average shares outstanding:
Basic and diluted	52,440,001	24,002,143	39,425,350

Balance Sheet Data:
Cash and cash equivalents	$819,061	$52,053	$819,061
Cash and cash equivalents held in trust	250,023,554	—	250,023,554
Marketable securities held in trust	290,117,945	541,301,789	290,117,945
Total assets	544,797,348	541,842,224	544,797,348
Common stock subject to redemption, 16,559,999 shares at $9.71 per share	160,797,590	160,797,590	160,797,590
Deferred interest attributable to common stock subject to redemption (net of taxes of $1,313,840 and $525,674 at December 31, 2008 and 2007, respectively)	2,509,186	1,020,426	2,509,186
Total stockholders’ equity	362,199,984	359,701,816	362,199,984
Cash Flow Data:
Net cash provided by operating activities	$3,030,871	$5,163,686	$8,194,557
Net cash used in investing activities	(2,263,863)	(541,301,789)	(543,565,652)
Net cash provided by financing activities	—	536,190,156	536,190,156

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          As indicated in the accompanying audited financial statements, at December 31, 2008, we had approximately $539.8 million in cash held in trust, which includes accrued interest of approximately $388,000. We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account (excluding deferred underwriting commissions), to acquire a target business.
Results of Operations and Known Trends or Future Events
          Through December 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of December 31, 2008, approximately $540.1 million was held in the trust account (including $17.4 million of deferred underwriting commissions, $7.0 million from the sale of warrants to the initial stockholders and approximately $388,000 in accrued interest) and we had cash outside of trust of approximately $819,000 and approximately $899,000 in accounts payable and accrued expenses. Up to $6.6 million of interest on the trust proceeds may be released to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Through December 31, 2008, we had withdrawn $5.0 million from interest earned on the trust proceeds for working capital requirements. Other than the deferred underwriting commissions, no amounts are payable to the underwriter in the event of a business combination.
          For the twelve months ended December 31, 2008, we earned approximately $7.6 million in interest income. Our funds in the trust account are invested in the JPMorgan U.S. Treasury Plus Money Market Fund and U.S. Treasury securities with a maturity of 180 days or less.
          We intend to invest the trust account funds in U.S. Treasury Securities having a shorter maturity of 90 days or less to the extent treasury bills of such duration are available at the applicable time of reinvestment.
Liquidity and Capital Resources
          During 2007, we disbursed an aggregate of approximately $1.6 million, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$395,000 for premiums associated with our directors and officers liability insurance; and

•	$1.2 million of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
          We believe we will have sufficient available funds outside of the trust account to operate through September 28, 2009. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:
•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.
          As indicated in the accompanying audited financial statements, at December 31, 2008, we had out of trust cash of approximately $819,000 and approximately $899,000 in accounts payable and accrued expenses. We expect to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
          Cash and Cash Equivalents Held in Trust
          Cash and cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. We consider all highly liquid investment placed in trust with original maturities of three months or less to be cash equivalents. These consist of JPMorgan U.S. Treasury Plus Money Market Fund of $250,007,027 plus accrued interest of $16,527 at December 31, 2008. There were no cash and cash equivalents held in trust at December 31, 2008. Subsequent to December 31, 2008, we invested the funds previously held in the JPMorgan U.S. Treasury Plus Money Market Fund in U.S. Treasury bills with a maturity of 180 days or less.
          Marketable Securities Held in Trust
          Marketable securities held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The marketable securities held in trust are invested in U.S. Treasury bills with a maturity of 180 days or less.
          Earnings per Common Share
          Earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 52,440,001 and 24,002,143 used for the computation of basic and diluted earnings per share for the twelve month period to December 31, 2008, and for the period from February 26, 2007 (inception) to December 31, 2007, respectively, take into effect the 13,800,000 shares outstanding for the entire period and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007.
          The 76,000,000 warrants related to the our initial public offering, private placement and the founder’s unit are contingently issuable shares and are excluded from the calculation of diluted earnings per share.
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
          We recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $269,000 and $155,000 at December 31, 2008 and 2007, respectively.
          Recent Accounting Pronouncements
          In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. SFAS

141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. As a result of the adoption of SFAS 141R, we expect that approximately $3.5 million will be expensed in our financial statements on January 1, 2009 due to the deferred acquisition costs related to the Graham Transaction. SFAS 141R no longer allows deferral of these costs.
          We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements, other than the adoption of SFAS 141R described above.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Our financial statements appear following Item 15 of this Report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 9A(T). CONTROLS AND PROCEDURES
          As required by Rules 13a-15 under the Securities Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective as of the end of the period covering the report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and include controls and procedures designed to ensure that information is accumulated and communicated to our management, and made known to our chief executive officer and chief financial officer.
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

Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for the preparation and integrity of the consolidated financial statements appearing in the reports that we file with the SEC. The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include amounts based on management’s estimates and judgments.
          Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15 under the Securities Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial or accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on its assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective.
          KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this report, has also audited the effectiveness of our internal control over financial reporting as stated in their report included herein.
          There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
          None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
          Our current directors and executive officers are as follows:

Name	Age	Position
Thomas O. Hicks	63	Chairman of the Board
Joseph B. Armes	47	Director, President, Chief Executive Officer and Chief Financial Officer
Eric C. Neuman	64	Senior Vice President
Robert M. Swartz	56	Senior Vice President
Christina Weaver Vest	38	Senior Vice President
Thomas O. Hicks, Jr.	31	Secretary and Vice President
Mack H. Hicks	28	Vice President
William H. Cunningham	65	Director
William A. Montgomery	60	Director
Brian Mulroney	70	Director
William F. Quinn	61	Director
          Thomas O. Hicks our founder, has been our chairman of the board since our inception. From our inception until August 2007, Mr. Hicks also served as our president and chief executive officer. Since 2005, Mr. Hicks has served as the chairman of Hicks Holdings LLC (“Hicks Holdings”), a holding company for sports, real estate and private equity investments of Mr. Hicks and his family, including the National Hockey League’s Dallas Stars, purchased in December 1995, Major League Baseball’s Texas Rangers, acquired in June 1998 and a 50% interest in the English Premier League’s Liverpool Football Club, acquired in March 2007. Hicks Holdings is also the controlling stockholder of Latrobe Specialty Steel Company, a specialty steel manufacturer. Its other corporate holdings include DirecPath, a company that provides bundled DIRECTV programming, broadband voice and data services, security and other locally based services to multiple dwelling units across the United States, Ocular LCD, Inc., a designer, manufacturer and marketer of high-performance liquid crystal displays, modules and systems, Grupo Pilar, an animal and pet food company in Argentina and Anvita Health, a provider of decision support systems for healthcare professionals. Mr. Hicks co-founded Hicks, Muse, Tate & Furst, a nationally prominent private equity firm in the United States that specialized in leveraged acquisitions, and served as chairman from 1989 through 2004. During Mr. Hicks’ tenure as chairman, Hicks Muse raised over $12 billion of private equity funds, and consummated over $50 billion of leveraged acquisitions, and was one of the most active private investment firms in the country. Mr. Hicks also co-founded and served as co-chief executive officer of the leveraged buy-out firm Hicks & Haas from 1984 until 1989. Mr. Hicks received a Master’s of Business Administration degree from the University of Southern California in 1970 and a Bachelor of Business Administration degree from the University of Texas in 1968. Mr. Hicks is the father of Thomas O. Hicks, Jr., our secretary and one of our vice presidents, and Mack Hicks, a vice president of our company.
          In Mr. Hicks’ position as our chairman, he has general supervision and control of our acquisition activities subject to the ultimate authority of our board of directors and is responsible for the execution of the policies of our board of directors with respect to such matters.
          Joseph B. Armes has been our chief financial officer and one of our directors since our inception and has served as our president and chief executive officer since August 2007. Mr. Armes also previously served as our chief operating officer, an executive vice president and our secretary from our inception until August 2007. Since 2005, Mr. Armes has served as the chief operating officer of Hicks Holdings. From 1998 to 2005, Mr. Armes held several positions, including executive vice president and general counsel from 1998-2001 and chief financial officer from 2001-2005, of Southwest Sports Group, a holding company for various sports teams, including Major League Baseball’s Texas Rangers and the National Hockey League’s Dallas Stars. From 1997 to 1998, Mr. Armes served as Executive Vice President and General Counsel of Suiza Foods Corporation (currently known as Dean Foods Company), a New York Stock Exchange listed food company. Mr. Armes served as Vice President and General Counsel of The Morningstar Group Inc., a Nasdaq listed food company, from 1996 until its merger with Suiza Foods Corporation in 1997. From 1991 to 1996, Mr. Armes practiced law with the law firm of Weil, Gotshal & Manges LLP, where he specialized in mergers and acquisitions. Mr. Armes currently serves on the board of directors of Ocular LCD, Inc. Mr. Armes received a Bachelor of Business Administration degree from Baylor University in 1983, a Master’s of Business Administration from Baylor University in 1984, and a Juris Doctorate from Southern Methodist University in 1991.
          Eric C. Neuman has been a senior vice president since our inception. Mr. Neuman currently serves as a managing director and partner of Hicks Equity Partners LLC, and previously served from 2005 until April 2007 as a senior vice president of its affiliate, Hicks Holdings. Mr. Neuman has been a partner of HM Capital (formerly Hicks, Muse, Tate & Furst), since 2000 and has served as an officer since 1993. At HM Capital, he was involved in the acquisition of most of the firm’s media investments during that time period. In 2002, Mr. Neuman became responsible for HM Capital’s Latin American portfolio, and he remains responsible for monitoring the remaining investments in this portfolio and overseeing their liquidation. Mr. Neuman currently serves on the board of directors of DirecPath, LLC. In addition, Mr. Neuman currently serves as a director of several HM Capital portfolio companies, including Claxson Interactive Group, Inc., a British Virgin Islands media company that distributes entertainment to the Spanish and Portuguese speaking world, Intercable, an international provider of television, internet and telephone services, Fox Pan American Sports LLC, an international sports programming and production company and Persona Cable, Inc., a cable, television, internet and telecommunications provider in Canada. Prior to joining HM Capital in 1993, Mr. Neuman served for eight years as managing director of Communications Partners, Ltd., a private merchant bank focused on media and communications businesses. From 2001 until September, 2006, Mr. Neuman was a director of Cablevision S.A., the leading Argentine cable company. Following the devaluation of the Argentine peso in 2002, Cablevision S.A. entered into a consensual restructuring agreement under Argentine law with the majority of its creditors, which is subject to the approval of the Argentine courts. From 1976 to 1983, he served as Senior Vice President of InterFirst Bank in Dallas and President of First Dallas Capital, a small business investment company. Mr. Neuman received a Bachelors of Arts degree from the University of South Florida in 1967 and a Masters of Business Administration, with distinction, from Northwestern University in 1970.
          Robert M. Swartz has been a senior vice president since September 2007. Mr. Swartz currently serves as a managing director and partner of Hicks Equity Partners LLC. In 2009, Mr. Swartz was elected to the Board of Directors of Anvita Health. From 1999 until 2007, Mr. Swartz served in various positions at Centex Corporation, a New York Stock Exchange home building company, serving as Senior Vice President of Strategic Planning and Mergers and Acquisitions from 1999 to 2000 and serving as Chairman and Chief Executive Officer of Centex HomeTeam Services from 2000 to 2007. From 1997 until 1999, Mr. Swartz served as Executive Vice President of FirstPlus Financial Group, Inc., a consumer finance company in Dallas, Texas. In 1996, Mr. Swartz served as President and Chief Executive Officer of AMRE, Inc. a nationwide home services provider. From 1994 to 1995, Mr. Swartz served as President of Recognition International, an NYSE high-technology company and previously served from 1990 to 1993 as that company’s Chief Financial Officer. Mr. Swartz received a Bachelors of Science degree in accounting from the State University of New York in Albany in 1973 and a Master of Business Administration degree in finance from New Hampshire College in 1976. Mr. Swartz is a Certified Public Accountant.
          Christina Weaver Vest has been a senior vice president since our inception. Ms. Vest currently serves as a managing director and partner of Hicks Equity Partners LLC, and previously served from 2005 until April 2007 as a senior vice president of its affiliate, Hicks Holdings. Prior to joining Hicks Holdings, and until 2008, Ms. Vest served as a Principal at HM Capital (formerly Hicks, Muse, Tate & Furst), which she joined in 1995. At HM Capital, Ms. Vest principally focused on the firm’s domestic branded consumer products investments as well as on several Latin American media investments. Ms. Vest currently serves as a director of Ocular LCD Inc. and of Anvita Health. She is also a director of various Hicks, Muse, Tate & Furst portfolio companies, including Sturm Foods, Inc., a global dry grocery manufacturer for both retail and food service industries and Fox Pan American Sports, an international sports programming and production company. Ms. Vest received a Bachelors of Arts degree from Harvard University in 1993 and a Master’s of Business Administration degree from Harvard Business School in 1999.
          Thomas O. Hicks, Jr. has been a vice president since our inception and has served as our secretary since August 2007. Since 2005, Mr. Hicks has served as a vice president of Hicks Holdings. Since 2008, he has served as Executive Vice President of Hicks Sports Group and since 2007, Alternate Governor for the Dallas Stars Hockey Club. From 2003 to 2005, Mr. Hicks served as director of corporate sales and suite sales for the Texas Rangers Baseball Club. From 2001 to 2003, Mr. Hicks was an analyst at Greenhill & Co. LLC, a New York based merchant banking firm. As an analyst, Mr. Hicks was involved in numerous private equity, mergers and acquisition advisory and financial restructuring transactions. Mr. Hicks currently serves as a director of the English Premier League’s Liverpool Football Club. Mr. Hicks received a Bachelors of Arts degree in government from the University of Texas at Austin in 2001. He currently serves as the Chairman of the Campaign for Children in Crisis for Big Brother Big Sisters Organization of North Texas, and is on the boards of Big Brothers Big Sisters of North Texas, the Texas Rangers Foundation, Capital for Kids, SMU Athletic Forum and the

University of Texas at Arlington Development Board. Mr. Hicks is the son of Thomas O. Hicks, our founder and chairman of the board, and the brother of Mack H. Hicks, one of our vice presidents.
          Mack H. Hicks has been a vice president since our inception. Since January 2007, Mr. Hicks has served as a vice president of Hicks Holdings LLC. From January 2006 to December 2006, Mr. Hicks served as a research analyst at Halcyon Asset Management LLC, a multi-strategy investment firm. From June 2004 to January 2006, he served as an analyst in the financial sponsors group of Credit Suisse, an investment banking firm. As an analyst, Mr. Hicks was involved with several leveraged buyouts, recapitalizations and acquisitions. Mr. Hicks received a Bachelors of Arts degree from the University of Texas at Austin in 2003. He currently serves as a director for Wahanda, an online health, beauty and wellness company based in the United Kingdom. Mr. Hicks also serves on the board of Dallas Providence Homes, a transformational housing ministry for victims of domestic violence. Mr. Hicks is the son of Thomas O. Hicks, our founder and chairman of the board, and the brother of Thomas O. Hicks, Jr., our secretary and one of our vice presidents.
          William H. Cunningham has served as a director of our company since the closing of our initial public offering. Since 1979, Dr. Cunningham has served as a professor of marketing at the University of Texas at Austin and he has held the James L. Bayless Chair for Free Enterprise at the University of Texas at Austin since 1985. From 1983 to 1985 he was Dean of the College of Business Administration and Graduate School of Business of the University of Texas at Austin, from 1985 to 1992 he served as the President of the University of Texas at Austin and from 1992 to 2000 he served as the Chancellor (Chief Executive Officer) of the University of Texas System. Dr. Cunningham currently serves on the board of directors of Lincoln National Corporation, a New York Stock Exchange listed holding company for insurance, investment management, broadcasting and sports programming businesses, Southwest Airlines, an airline listed on the New York Stock Exchange, Introgen Therapeutics, Inc., a biopharmaceutical company, and Hayes Lemmerz International Inc., a Nasdaq Global Market listed provider of automotive wheels and other components for the automotive, commercial highway, heating and general equipment industries. Dr. Cunningham currently serves as a member of the Board of Trustees of John Hancock Mutual Funds. Dr. Cunningham received a Bachelor of Business Administration degree in 1966, a Master of Business Administration degree in 1967 and a Ph.D. in 1971, each from Michigan State University.
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
          Brian Mulroney has served as a director of our company since the closing of our initial public offering. Mr. Mulroney served as the Prime Minister of Canada from September 1984 to June 1993. After resigning as Prime Minister, Mr. Mulroney rejoined the Montreal law firm of Ogilvy Renault as Senior Partner and continues to serve in such capacity. In addition, Mr. Mulroney currently serves as a director of Barrick Gold Corporation, Blackstone Group LP, Archer Daniels Midland Company, Wyndham Worldwide Corporation, Independent News and Media, PLC, Quebecor Inc. and Quebecor World Inc. He also serves as Chairman of the International Advisory Board of Barrick Gold Corporation. He is a member of the International Advisory Councils of Lion Capital LLP. Mr. Mulroney is also a trustee of the Montreal Heart Institute Foundation, the International Advisory Council of the École des Hautes études commerciales de Montréal and the Council on Foreign Relations. Mr. Mulroney has been awarded Canada’s highest honour, Companion of the Order of Canada, and has also been made a Grand Officer of the Ordre national du Québec. He has also received honorary degrees and awards from various universities and governments in Canada and abroad. Mr. Mulroney received his honours undergraduate degree from St. Francis Xavier University, Antigonish, N.S. in 1959, and a law degree from Université Laval in Quebec City in 1964.
          William F. Quinn has served as a director of our company since the closing of our initial public offering. Mr. Quinn serves as the Chairman of American Beacon Advisors, Inc., which has responsibility for the management of American Airlines’ pension and short-term fixed income assets. Prior to being named to his current position, Mr. Quinn served as both Chairman and Chief Executive Officer from April 2006 to December 2007, President from November 1986 to April 2006 and director since 2001. Mr. Quinn also served as a trustee of American Beacon Advisors, Inc. and related mutual funds from 1987 until April 2008. He currently serves as chairman of Lighthouse Holdings, Inc. From 1994 until August 2007, Mr. Quinn served as a trust manager of Crescent Real Estate Equities Company. Prior to his positions with American Beacon Advisors, Inc., Mr. Quinn held several management positions with American Airlines and its subsidiaries. He has served as a director of the Board of American Airlines Federal Credit Union from July 1979 to present, including serving as Chairman of the Board from November 1989 to May 2003, and currently serves as chairman of the United Way of Tarrant County where he has been a director since 2005 (with prior tenure from 1988-2000) and a director of the Association for Financial Professionals since 2006. Mr. Quinn served as the Chairman of the Committee on the Investment of Employee Benefit Assets (CIEBA) from 2006 to 2008 and currently serves on the advisory board of the Dallas Society of Financial Analysts. Mr. Quinn has served on the advisory board for Southern Methodist University’s Endowment Fund since September 1996, the investment committee of the United Way of Tarrant County’s Endowment funds since 1999 and is currently serving his third term on the New York Stock Exchange Pension Management Advisory Committee. Mr. Quinn received a Bachelor of Science degree in Accounting from Fordham University in 1969 and is a Certified Public Accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
Audit Committee
          Effective October 3, 2007 we established an audit committee of our board of directors, which consists of Mr. Montgomery, Mr. Mulroney and Mr. Quinn, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Securities Exchange Act and the rules of NYSE Alternext US. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:
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
          There will be no fees or other cash payments paid to our existing stockholders, officers, directors or their affiliates prior to, or for any services they render in order to effectuate, the consummation of the initial business combination (regardless of the type of transaction that it is) other than:
•	our repayment on October 3, 2007 of a $225,000 loan that is non-interest bearing made to us by Mr. Hicks to cover operating expenses;

•	a payment of an aggregate of $10,000 per month to Hicks Holdings Operating, an affiliate of Mr. Hicks, for office space, secretarial and administrative services; and

•	reimbursements for any out-of-pocket expenses incurred in connection with actions on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations.
Financial Expert on Audit Committee
          The audit committee will at all times be composed exclusively of “independent directors” who, as required by NYSE Alternext US, are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
          In addition, we must certify to NYSE Alternext US that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Quinn satisfies the NYSE Alternext US definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
Code of Ethics and Committee Charters
          In September 2007, we adopted a code of ethics that applies to our officers, directors and employees and have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement on Form S-1. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
          None of our executive officers or directors received any cash compensation for services rendered. Since the closing of our initial public offering we have paid Hicks Holdings Operating, an entity owned and controlled by Mr. Hicks, our founder and chairman of the board, a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement will continue until the earlier of consummation of our initial business combination or our liquidation and was agreed to by Hicks Holdings Operating for our benefit and is not intended to provide Mr. Hicks compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Mr. Armes is an executive officer of Hicks Holdings Operating. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of a initial business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders in connection with the stockholder meeting to approve a proposed business combination. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the company after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with the company may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with the company after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.
          Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Shares	Approximate Percentage of
Name and Address of Beneficial Owner	Beneficially Owned	Outstanding Common Stock
HH-HACI, L.P. (our sponsor) 100 Crescent Court, Suite 1200 Dallas, Texas 75201	13,524,000	19.6%
Thomas O. Hicks(1) c/o Hicks Holdings LLC 100 Crescent Court, Suite 1200 Dallas, Texas 75201	13,524,000	19.6%
Fir Tree, Inc.(2) 505 Fifth Avenue, 23rd Floor New York, New York 10017	6,160,000	8.9%
QVT Financial LP(3) 1177 Avenue of the Americas, 9th floor New York, New York 10036	4,799,458	6.96%
Aldebaran Investments LLC(4) 500 Park Avenue 5th Floor New York, NY 10022	4,139,700	6.00%
Michael A. Roth and Brian J. Stark(5) 3600 South Lake Drive St. Francis, WI 53235	3,673,600	5.3%
William H. Cunningham P.O. Box E Austin, TX 78713	69,000	0.1%
William A. Montgomery 200 Crescent Court, Suite 1200 Dallas, Texas 75201	69,000	0.1%
Brian Mulroney c/o Ogilvy Renault 1981 McGill College Avenue Montreal, Quebec Canada	69,000	0.1%
William F. Quinn 4151 Amon Carter Blvd. Fort Worth, Texas 76155	69,000	0.1%
All directors and executive officers as a group (eleven individuals)	13,800,000	20.0%

(1)	Mr. Hicks is the sole member of HH-HACI GP, LLC, the general partner of our sponsor, and may be considered to have beneficial ownership of our sponsor’s interests in us. Mr. Hicks disclaims beneficial ownership of any shares of our common stock in which he does not have a pecuniary interest.

(2)	Based on Amendment No. 2 to a Schedule 13G filed with the SEC on February 11, 2009, Fir Tree, Inc. (“Fir Tree”) is the investment manager for each of SPAC Holdings 1, LLC (“SPAC Holdings 1”), SPAC Holdings 2, LLC (“SPAC Holdings 2”) and Fir Tree Value Master Fund, L.P. (“Fir Tree Value”). Based on Amendment No. 2 to a Schedule 13G filed with the SEC on February 11, 2009, SPAC Holdings 1, SPAC Holdings 2 and Fir Tree Value are the beneficial owners of 3,893,253 shares of common stock, 1,641,138 shares of common stock and 625,609 shares of common stock, respectively. This amounts to beneficial ownership of 5.6%, 2.4% and 0.9%, respectively. SPAC Holdings 1 may direct the vote and disposition of 3,893,253 shares. SPAC Holdings 2 may direct the vote and disposition of 1,641,138 shares. Fir Tree Value may direct the vote and disposition of 625,609 shares. Fir Tree has been granted investment discretion over the shares of common stock held by SPAC Holdings 1, SPAC Holdings 2 and Fir Tree Value.

(3)	Based on Amendment No. 3 to a Schedule 13G filed with the SEC on January 29, 2009 on behalf of QVT Financial LP, a Delaware limited partnership (“QVT Financial”), QVT Financial GP LLC, a Delaware limited liability company, QVT Fund LP, a Cayman Islands limited partnership (the “Fund”), and QVT Associates GP LLC, a Delaware limited Partnership. QVT Financial LP (“QVT Financial”) is the investment manager for the Fund, which beneficially owns 3,972,693 shares of our commons tock, Quintessence Fund L.P. (“Quintessence”), which beneficially owns 428,300 shares of our common stock and a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 398,305 shares of our common stock. QVT Financial has the power to direct the vote and disposition of the 4,799,458 shares collectively owned by Fund, Quintessence and held in the Separate Account. QVT Financial GP LLC is the general partner of QVT Financial and may be deemed to beneficially on the same number of shares of common stock deemed beneficially owned by QVT Financial. QVT Associates GP LLC is the general partner of Fund and Quintessence and may be deemed to beneficially own an aggregate of 4,401,073 of our shares of common stock.

(4)	Based on a Schedule 13G filed with the SEC on February 17, 2009, by Aldebaran Investments LLC (“Aldebaran”), Aldebaran is the investment manager of a separate account which owns 6.00% of our common stock.

(5)	Based on Amendment No. 1 to a Schedule 13G filed with the SEC on February 17, 2009 by Michael A. Roth and Brian J. Stark, as joint filers. Mr. Roth and Mr. Stark, as the managing members of Stark Offshore Management LLC, share voting and dispositive power over 3,673,600 shares our common stock held directly by Stark Master Fund Ltd. Stark Offshore Management LLC is the investment manager and has sole power to direct the management of Stark Master Fund Ltd.
          In March 2007, our sponsor purchased 10,000,000 founder’s units (which was increased to 11,500,000 units through a stock split in July 2007 and later increased to 13,524,000 units after giving effect to the August 2007 transfer discussed below and a stock dividend declared by our board of directors in September 2007) for an aggregate purchase price of $25,000, or $0.0018 after giving effect to our July 2007 stock split and September 2007 stock dividend. Each founder’s unit consisted of one founder’s share and one founder’s warrant. Mr. Hicks, our founder and chairman of the board, is the sole member of HH-HACI GP, the general partner of our sponsor. In addition, Mr. Hicks, Mr. Armes, our president, chief executive officer, chief financial officer and one of our directors, Mr. Neuman, a senior vice president of our company, Mr. Swartz, a senior vice president of our company, Ms. Vest, a senior vice president of our company, Thomas O. Hicks, Jr., our secretary and one of our vice presidents, and Mack H. Hicks, a vice president of our company, are each limited partners of our sponsor. In August 2007, our sponsor transferred an aggregate of 230,000 founder’s units (which were increased to 276,000 units as a result of the September 2007 stock dividend) to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom will be a member of our board of directors.
          Simultaneously with the closing of our initial public offering, our sponsor purchased warrants to purchase 7,000,000 shares of our common stock. The warrants were purchased at a price of $1.00 per warrant and have an exercise price of $7.50 per share.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          In March 2007, we issued an aggregate of 10,000,000 founder’s units (which was increased to 11,500,000 units in July 2007 through a stock split approved by our board of directors and later increased to 13,524,000 units after giving effect to the August 2007 transfer discussed below and a stock dividend declared by our board of directors in September 2007) to our sponsor, for an aggregate purchase price of $25,000 in cash, or $0.0018 per unit after giving effect to the July 2007 stock split and the September 2007 stock dividend. In August 2007, our sponsor transferred an aggregate of 230,000 founder’s units which were increased to 276,000 units as a result of the September 2007 stock dividend to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom are members of our board of directors.
          Each founder’s unit consists of one share of common stock, which we refer to as a founder’s share, and one warrant to purchase one share of common stock, which we refer to as a founder’s warrant. Thomas O. Hicks, our founder and chairman of the board, is the sole member of HH-HACI GP, LLC, the general partner of our sponsor. Each of our executive officers is also a limited partner of our sponsor.
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
          Pursuant to a written agreement with us, Mr. Hicks is required to purchase from us, directly or through a controlled affiliate, in a private placement that will occur immediately prior to our consummation of our initial business combination, 2,000,000 co-investment units at a price of $10.00 per unit for an aggregate purchase price of $20 million. If Mr. Hicks elects to make the co-investment through an entity, he will control such entity. The co-investment units will be identical to the units sold in our initial public offering, except that: (i) the co-investment warrants will not be redeemable by us so long as they are held by Mr. Hicks, any relevant controlled affiliate of Mr. Hicks who purchases the co-investment units or their permitted transferees; and (ii) with certain limited exceptions, the co-investment shares and co-investment warrants (including the common stock issuable upon exercise of the co-investment warrants) may not be transferred, assigned or sold until 180 days after the completion of our initial business combination. However, the proceeds from the sale of the co-investment units will not be deposited into the trust account that holds the proceeds from our initial public offering and the sale of the sponsor warrants, and the proceeds will not be available for distribution to our public stockholders in the event of a liquidation of the trust account, or upon conversion of shares held by public stockholders. Instead, the proceeds from the sale of the co-investment units will be used for general corporate purposes and will be received by us immediately after our consummation of our initial business combination, which will not occur until after the signing of a definitive initial business combination agreement and the approval of our initial business combination by a majority of the votes cast by our public stockholders. In addition, the co-investment warrants will not be redeemable by us so long as they are held by Thomas O. Hicks, the relevant controlled affiliate or their permitted transferees, and the co-investment shares or co-investment warrants (including the common stock issuable upon exercise of the co-investment warrants) may not, with certain limited exceptions, be transferred, assigned or sold until 180 days after the completion of our initial business combination. The business purpose of the co-investment is to provide additional capital to us and demonstrate Mr. Hicks’ further commitment to our completion of an advantageous business combination. In the event that the co-investment units are not purchased immediately prior to our consummation of our initial business combination, our sponsor has agreed to sell, and we have agreed to purchase, its founder’s shares and founder’s warrants for an aggregate repurchase price of $1,000 pursuant to a written agreement between Mr. Hicks, our sponsor and us. The purpose of this agreement is to augment Mr. Hick’s contractual commitment to purchase the co-investment units with an additional incentive to make the co-investment.
          Each of Messrs. Hicks, Armes, Neuman and Swartz, Ms. Vest, Thomas O. Hicks, Jr., and Mack H. Hicks is an officer, member or partner of Hicks Holdings LLC or Hicks Equity Partners LLC. In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers has agreed, until the earliest of our completion of our initial business combination, our liquidation or such time as he or she ceases to be an officer, to present to our company for our consideration, prior to presentation to any other entity, any business opportunity with a fair market value of $200 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have. In the event that any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. However, each of those officers will be required to offer all suitable business opportunities with a fair market value less than $200 million for a business combination to Hicks Holdings or Hicks Equity Partners prior to presenting it to us. In the event that any of our officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to us. Each of our officers, other than Thomas O. Hicks, Jr., currently has certain relevant fiduciary duties or contractual obligations which may take priority over his or her duties to us.

     Hicks Holdings Operating, an entity controlled by Thomas O. Hicks, our founder and chairman of the board, has agreed to, from the date of the closing of our initial public offering through the earlier of our consummation of a business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Hicks Holdings Operating $10,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Hicks compensation in lieu of salary. We believe, based on rents and fees for similar services in the Dallas metropolitan area, that the fee charged by Hicks Holdings Operating is at least as favorable as we could have obtained from an unaffiliated person.
     Mr. Hicks has also advanced to us approximately $225,000 to cover expenses related to our initial public offering. This loan was payable without interest on the earlier of December 31, 2007 or the closing of our initial public offering. We repaid this loan on October 3, 2007 from the proceeds of our initial public offering not placed in trust.
     Other than the $10,000 per-month administrative fee paid to Hicks Holdings Operating and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is).
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
     Our initial stockholders and the purchaser of the co-investment shares and co-investment warrants, hold registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement. These stockholders will be entitled to make up to three demands that we register such securities for sale under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs 180 days after the completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.
Director Independence
     NYSE Alternext US requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
     Our board of directors has determined that each of Mr. Cunningham, Mr. Montgomery, Mr. Mulroney and Mr. Quinn are independent directors as such term is defined under the rules of NYSE Alternext US and Rule 10A-3 of the Securities Exchange Act. In making the foregoing determinations, our board of directors considered that investment clients of American Beacon Advisors, Mr. Quinn’s employer, have co-invested, on arms length terms and on a passive basis, with affiliates of Mr. Hicks, our founder and chairman of the board, in past private investments that are unrelated to our company. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

     We will not enter into our initial business combination with an entity which is affiliated with any of our officers, directors, or sponsor.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The firm of KPMG LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to KPMG LLP for services rendered.
Audit Fees
     During the year ended December 31, 2008, fees paid or payable for our independent registered public accounting firm were $601,000 for the services they performed in connection with our Annual Report for the fiscal year ended December 31, 2008 and 2007, the three Quarterly Reports for the fiscal quarters ended March 31, 2008, June 30, 2008 and September 30, 2008, due diligence and review of the registration statement on Form S-4. During the period from February 26, 2007 (inception) through December 31, 2007, fees paid or payable to our independent registered public accounting firm were $364,988 for the services they performed in connection with various audits, and our initial public offering including review of the registration statement on Form S-1 and amendments thereto, comfort letters and consents.
Tax Fees
     During 2008, we were billed $10,000 for tax services, principally for the preparation of income tax returns. During 2007, there were no fees billed for tax services provided by our independent registered public accounting firm.
All Other Fees
     During 2008 and 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Audit Committee Approval
     Since our audit committee was not formed until our initial public offering, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

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
     (3) Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).
2.1	Equity Purchase Agreement, dated as of July 1, 2008, among the Company, GPC Holdings, L.P., Graham Packaging Corporation, Graham Capital Company, Graham Engineering Corporation, BMP/Graham Holdings Corporation, GPC Capital Corp. II, Graham Packaging Holdings Company and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8- K dated July 1, 2008).
2.2	First Amendment to Purchase Agreement, dated as of January 27, 2009, among the Company, Graham Packaging Holdings Company, GPC Holdings, L.P., Graham Packaging Corporation, Graham Capital Company, Graham Engineering Corporation, BMP/Graham Holdings Corporation, GPC Capital Corp. II and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2009).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).
10.1	Promissory Note, dated March 1, 2007, issued to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 13, 2007).
10.2	Letter Agreement, dated as of September 26, 2007, among the Registrant, Citigroup Global Markets Inc., HH-HACI, L.P. and Thomas O. Hicks (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.3	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and each executive officer and director (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).
10.5	Letter Agreement between Hicks Holdings Operating LLC and Registrant regarding administrative support. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).

Exhibit No.	Description
10.6	Registration Rights Agreement, dated as of September 26, 2007, among the Registrant, HH-HACI, L.P., Thomas O. Hicks, William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.7	Securities Purchase Agreement, effective as of March 1, 2007, between the Registrant and HH-HACI, L.P. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.8	Sponsor Warrants Purchase Agreement, dated as of September 26, 2007, between the Registrant and HH-HACI, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.9	Co-Investment Securities Purchase Agreement, dated as of September 26, 2007, between the Registrant and Thomas O. Hicks (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.11	Securities Assignment Agreement, dated as of August 30, 2007 between the Registrant, HH-HACI, L.P., William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 13, 2007).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on July 26, 2007).
31#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2009	HICKS ACQUISITION COMPANY I, INC.
	By:	/s/ Joseph B. Armes
		Name:	Joseph B. Armes
		Title:	President, Chief Executive Officer and Chief Financial Officer

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

/s/ Thomas O. Hicks Thomas O. Hicks	Chairman of the Board	March 10, 2009

/s/ Joseph B. Armes Joseph B. Armes	President, Chief Executive Officer, Chief Financial Officer and Director	March 10, 2009

/s/ William H. Cunningham William H. Cunningham	Director	March 10, 2009

/s/ William A. Montgomery William A. Montgomery	Director	March 10, 2009

/s/ Brian Mulroney Brian Mulroney	Director	March 10, 2009

/s/ William F. Quinn William F. Quinn	Director	March 10, 2009

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).
2.1	Equity Purchase Agreement, dated as of July 1, 2008, among the Company, GPC Holdings, L.P., Graham Packaging Corporation, Graham Capital Company, Graham Engineering Corporation, BMP/Graham Holdings Corporation, GPC Capital Corp. II, Graham Packaging Holdings Company and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8- K dated July 1, 2008).
2.2	First Amendment to Purchase Agreement, dated as of January 27, 2009, among the Company, Graham Packaging Holdings Company, GPC Holdings, L.P., Graham Packaging Corporation, Graham Capital Company, Graham Engineering Corporation, BMP/Graham Holdings Corporation, GPC Capital Corp. II and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 27, 2009).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).
10.1	Promissory Note, dated March 1, 2007, issued to Thomas O. Hicks (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 13, 2007).
10.2	Letter Agreement, dated as of September 26, 2007, among the Registrant, Citigroup Global Markets Inc., HH-HACI, L.P. and Thomas O. Hicks (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.3	Form of Letter Agreement among the Registrant, Citigroup Global Markets Inc. and each executive officer and director (incorporated by reference to Exhibit 10.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).
10.5	Letter Agreement between Hicks Holdings Operating LLC and Registrant regarding administrative support. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).
10.6	Registration Rights Agreement, dated as of September 26, 2007, among the Registrant, HH-HACI, L.P., Thomas O. Hicks, William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.7	Securities Purchase Agreement, effective as of March 1, 2007, between the Registrant and HH-HACI, L.P. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.8	Sponsor Warrants Purchase Agreement, dated as of September 26, 2007, between the Registrant and HH-HACI, L.P. (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.9	Co-Investment Securities Purchase Agreement, dated as of September 26, 2007, between the Registrant and Thomas O. Hicks (incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).
10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

Exhibit No.	Description
10.11	Securities Assignment Agreement, dated as of August 30, 2007 between the Registrant, HH-HACI, L.P., William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on September 13, 2007).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on July 26, 2007).
31#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

INDEX TO FINANCIAL STATEMENTS
Hicks Acquisition Company I, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Hicks Acquisition Company I, Inc.:
We have audited the accompanying balance sheets of Hicks Acquisition Company I, Inc. (a development stage company) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, for the period February 26, 2007 (inception) to December 31, 2007 and the period February 26, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hicks Acquisition Company I, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, for the period February 26, 2007 (inception) to December 31, 2007 and the period February 26, 2007 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that Hicks Acquisition Company I, Inc. will continue as a going concern. As more fully described in note 1, the Company must consummate a business combination by September 28, 2009 or be dissolved. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hicks Acquisition Company I, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
March 9, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors
Hicks Acquisition Company I, Inc.:
We have audited Hicks Acquisition Company I, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hicks Acquisition Company I, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Hicks Acquisition Company I, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hicks Acquisition Company I, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008, for the period February 26, 2007 (inception) to December 31, 2007 and the period February 26, 2007 (inception) to December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion on those financial statements. Our report dated March 9, 2009 contains an explanatory paragraph that the Company must consummate a business combination by September 28, 2009 or be dissolved, which condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Dallas, Texas
March 9, 2009

HICKS ACQUISITION COMPANY I, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$819,061	$52,053
Cash and cash equivalents held in trust	250,023,554	—
Marketable securities held in trust	290,117,945	541,301,789
Other assets	67,530	267,798

Total current assets	541,028,090	541,621,640
Deferred tax assets	269,305	154,751
Deferred acquisition costs	3,499,953	—
Other noncurrent assets	—	65,833

Total assets	$544,797,348	$541,842,224

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$633,889	$655,871
Accrued expenses	200,983	489,287
Accrued federal and state taxes	1,004,011	1,671,956
Accrued expenses — related party	63,705	117,278
Deferred underwriter’s commission	17,388,000	17,388,000

Total current liabilities	$19,290,588	$20,322,392

Common stock, subject to possible redemption; 16,559,999 shares at $9.71 per share at December 31, 2008 and 2007	160,797,590	160,797,590
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $1,313,840 and $525,674 at December 31, 2008 and 2007, respectively)	2,509,186	1,020,426

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value. Authorized 1,000,000 shares; none issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.0001 par value. Authorized 225,000,000 shares; issued and outstanding 69,000,000 shares (less 16,559,999 shares subject to possible redemption) at December 31, 2008 and 2007	5,244	5,244
Additional paid-in capital	357,999,322	357,999,322
Earnings accumulated during the development stage	4,195,418	1,697,250

Total stockholders’ equity	362,199,984	359,701,816

Total liabilities and stockholders’ equity	$544,797,348	$541,842,224

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY I, INC.
(A Development Stage Company)
Statements of Operations

			Period from
			February 26, 2007
	Twelve Months	February 26, 2007	(inception) to
	Ended	(inception) to	December 31, 2008
	December 31, 2008	December 31, 2007	(cumulative)
Operating expenses:
Formation and operating costs	$673,502	$196,885	$870,387
Professional services	718,759	722,023	1,440,782

Loss from operations before other income (expense) and income tax expense	(1,392,261)	(918,908)	(2,311,169)
Other income (expense):
Interest income	7,601,056	5,153,789	12,754,845
State taxes other than income taxes	(167,935)	(116,553)	(284,488)

Total other income	7,433,121	5,037,236	12,470,357

Income before income tax expense	6,040,860	4,118,328	10,159,188
Income tax expense	2,053,932	1,400,652	3,454,584

Net income	3,986,928	2,717,676	6,704,604
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(1,488,760)	(1,020,426)	(2,509,186)

Net income attributable to common stock	$2,498,168	$1,697,250	$4,195,418

Earnings per share:
Basic and diluted	$0.05	$0.07	$0.11

Weighted average shares outstanding:
Basic and diluted	52,440,001	24,002,143	39,425,350

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY I, INC.
(A Development Stage Company)
Statements of Stockholders’ Equity

				Earnings
				accumulated
	Common Stock			during the
			Additional paid-in	development
	Shares	Amount	capital	stage	Stockholders’ equity
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	—	$25,000
Stock dividend	2,300,000	230	(230)	—	—
Sale of 55,200,000 units, net of underwriter’s discount and offering costs	55,200,000	5,520	511,771,636	—	511,777,156
Proceeds subject to possible redemption of 16,559,999 shares	—	(1,656)	(160,795,934)	—	(160,797,590)
Proceeds from sale of warrants to sponsor	—	—	7,000,000	—	7,000,000
Net income attributable to common stock	—	—	—	1,697,250	1,697,250

Balance as of December 31, 2007	69,000,000	$5,244	$357,999,322	$1,697,250	$359,701,816

Net income attributable to common stock	—	—	—	2,498,168	2,498,168

Balance as of December 31, 2008	69,000,000	$5,244	$357,999,322	$4,195,418	$362,199,984

See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY I, INC.
(A Development Stage Company)
Statements of Cash Flows

			Period from
			February 26, 2007
	Twelve Months	February 26, 2007	(inception) to
	Ended	(inception) to	December 31, 2008
	December 31, 2008	December 31, 2007	(cumulative)
Cash flows from operating activities:
Net income attributable to common stock	$2,498,168	$1,697,250	$4,195,418
Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities:
Change in deferred tax asset	(114,554)	(154,751)	(269,305)
Deferred interest attributable to common stock subject to possible redemption	1,488,760	1,020,426	2,509,186
Change in operating assets and liabilities:
Other assets	266,101	(333,631)	(67,530)
Accrued federal and state taxes	(667,945)	1,671,956	1,004,011
Accounts payable	(97,782)	655,871	558,089
Accrued expenses	(288,304)	489,287	200,983
Accrued expenses — related party	(53,573)	117,278	63,705

Net cash provided by operating activities	3,030,871	5,163,686	8,194,557

Cash flows from investing activities:
Increase in cash and cash equivalents held in trust account	250,023,554	—	250,023,554
Purchase of marketable securities held in trust, net of maturities	(248,863,264)	(541,301,789)	(790,165,053)
Payment of deferred acquisition costs	(3,424,153)	—	(3,424,153)

Net cash used in investing activities	(2,263,863)	(541,301,789)	(543,565,652)

Cash flows from financing activities:
Proceeds from note payable — related party	—	225,000	225,000
Payment on note payable — related party	—	(225,000)	(225,000)
Proceeds from sale of units to sponsor	—	25,000	25,000
Proceeds from sale of warrants to initial founder	—	7,000,000	7,000,000
Proceeds from initial public offering, net of underwriter’s discount and offering costs	—	529,165,156	529,165,156

Net cash provided by financing activities	—	536,190,156	536,190,156

Increase in cash and cash equivalents	767,008	52,053	819,061
Cash and cash equivalents, beginning of period	52,053	—	—

Cash and cash equivalents, end of period	$819,061	$52,053	$819,061

Supplemental disclosure of noncash financing and investing activities:
Accrual of deferred underwriter’s commission	$—	$17,388,000	$17,388,000
Accrual of deferred acquisition costs	$75,800	$—	$75,800
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$2,750,000	$—	$2,750,000
See accompanying notes to financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Note 1—Organization and Nature of Business Operations
     Hicks Acquisition Company I, Inc. (the “Company”) was incorporated in Delaware on February 26, 2007 as a blank check company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets.
     The Company has neither engaged in any operations nor generated any revenue to date. The activity from February 26, 2007 to December 31, 2008 relates to the Company’s formation and its initial public offering described below and in Note 3. The Company has selected December 31 as its fiscal year end.
     The registration statement for the Company’s initial public offering (the “Offering”) was declared effective September 27, 2007. The Company consummated the Offering on October 3, 2007 and received proceeds of approximately $529.1 million, net of underwriter’s commissions of approximately $21.3 million and offering costs and other expenses of $1.6 million. The Company sold to the public 55,200,000 units at a price of $10.00 per unit, including 7,200,000 units issued pursuant to the exercise of the underwriter’s over-allotment option. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 7,000,000 warrants to HH-HACI, L.P., a Delaware limited partnership (the “Sponsor”), at a price of $1.00 per sponsor’s warrant, generating gross proceeds, before expenses, of $7 million (the “Private Placement”). Net proceeds received by the Company from the consummation of both the Offering and Private Placement of sponsor’s warrants totaled approximately $536.1 million, net of underwriter’s commissions and offering costs. The net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.
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
     Proceeds of the Offering and Private Placement are held in a trust account and will only be released to the Company upon the earlier of: (i) the consummation of an initial business combination; or (ii) the Company’s liquidation. The proceeds in the trust account include the underwriter’s deferred commission which equals 3.15% of the gross proceeds of the Offering. Upon consummation of an initial business combination, approximately $17.4 million, which constitutes the underwriters’ deferred commissions, will be paid to the underwriters from the funds held in the trust account. The proceeds outside of the trust account as well as the interest income of up to $6.6 million (net of taxes payable), earned on the trust account balance that may be released to the Company may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses; provided, however, that after such release there remains in the trust account a sufficient amount of interest income previously earned on the trust account balance to pay any taxes on such $6.6 million of interest income.
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
     While the Company hopes to successfully complete a business combination within the time frame discussed above, there is no assurance that the Company will be able to successfully complete a business combination within such time frame. That factor and the Company’s declining cash available outside of the Trust Account raise substantial doubt about the Company’s ability to continue as a going concern.
Note 2—Summary of Significant Accounting Policies
     Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.
     Cash and Cash Equivalents Held in Trust
     Cash and cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The Company considers all highly liquid investment placed in trust with original maturities of three months or less to be cash equivalents. These consist of JPMorgan U.S. Treasury Plus Money Market Fund of $250,007,027 plus accrued interest of $16,527 at December 31, 2008. There were no cash and cash equivalents held in trust at December 31, 2008. Subsequent to December 31, 2008, we invested the funds previously held in the JPMorgan U.S. Treasury Plus Money Market Fund in U.S. Treasury bills with a maturity of 180 days or less.

     Marketable Securities Held in Trust
     Marketable securities held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The marketable securities held in trust are invested in cash, cash equivalents and U.S. Treasury bills with a maturity of 180 days or less.
     Earnings per Common Share
     Earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 52,440,001 used for the computation of basic and diluted earnings per share for the twelve month period ending December 31, 2008, takes into effect the 69,000,000 shares outstanding for the entire period (less 16,559,999 shares subject to possible redemption). The weighted average common shares issued and outstanding of 24,002,143 used for the computation of basic and diluted earnings per share for the period February 26, 2007 (inception) to December 31, 2007, takes into effect the 13,800,000 shares outstanding for the entire period and the 55,200,000 shares (less 16,559,999 shares subject to possible redemption) sold in the initial public offering and outstanding since October 3, 2007.
     The 76,000,000 warrants related to the Offering, Private Placement and the founder’s unit are contingently issuable shares and are excluded from the calculation of diluted earnings per share.
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
     Income Taxes
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $269,000 and $155,000 at December 31, 2008 and 2007, respectively.
     Deferred Acquisition Costs
     As of December 31, 2008, the Company has accumulated approximately $3.5 million in deferred costs related to the proposed Graham Transaction. These costs are capitalized contingent upon any completion of such transaction. Deferred acquisition costs consist primarily of approximately $1.5 million for legal services, $1.6 million for due diligence services and $0.4 million for other related deal expenses.
     Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board issued Statement No. 141(revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. As a result of the adoption of SFAS 141R, we expect that approximately $3.5 million will be expensed in our financial statements on January 1, 2009 due to the deferred acquisition costs. SFAS 141R no longer allows deferral of these costs.
     Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements, other than the adoption of SFAS 141R described above.

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
Note 4—Proposed Business Combination
     On July 1, 2008, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with GPC Holdings, L.P., a Pennsylvania limited partnership, Graham Packaging Corporation, a Pennsylvania corporation, Graham Capital Company, a Pennsylvania limited partnership, Graham Engineering Corporation, a Pennsylvania corporation, BMP/Graham Holdings Corporation, a Delaware corporation, GPC Capital Corp. II, a Delaware corporation (“Graham IPO Corp.”), Graham Packing Holdings Company, a Pennsylvania limited partnership, and the other parties signatory thereto, pursuant to which through a series of transactions (collectively, the “Graham Transaction”), the Company’s stockholders would acquire a majority of the outstanding common stock of Graham IPO Corp., par value $0.01 per share, and Graham IPO Corp. would own, either directly or indirectly, 100% of the partnership interests of Graham Packaging Company, L.P., a Delaware limited partnership.
     On January 27, 2009 the Company entered into a First Amendment (the “Amendment”) to the Purchase Agreement. The Amendment stipulates that (i) the Company and Blackstone Capital Partners III Merchant Banking Fund L.P., as the Seller Representative, each have the right to terminate the Purchase Agreement by giving written notice to the other and (ii) each party is released from the Purchase Agreement’s exclusivity provisions and is permitted to consider other possible transactions.
     At December 31, 2008, $3,499,953 of deferred acquisition costs included on the Company’s balance sheet consisted principally of legal fees, accounting fees, consulting and advisory fees and other outside costs incurred by the Company during 2008 that are related to the Graham Transaction. These costs will be expensed on January 1, 2009 with the adoption of SFAS 141R.
Note 5—Marketable Securities Held in Trust
     The carrying amount, including accrued interest, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity treasury securities by major security type and class of security at December 31, 2008 and 2007 are as follows:

			Gross	Gross
			unrealized	unrealized
	Carrying	Accrued	holding	holding
At December 31, 2008	amount	Interest	gains	(losses)	Fair value
Held to Maturity:
U.S. Treasury Bills	$289,746,162	$371,783	$—	$—	$290,117,945

			Gross	Gross
			unrealized	unrealized
	Carrying	Accrued	holding	holding
At December 31, 2007	amount	Interest	gains	(losses)	Fair value
Held to Maturity:
U.S. Treasury Bills	$536,148,000	$5,153,789	$—	$—	$541,301,789

     The treasury bills classified as held-to-maturity mature within one year.

Note 6—Note Payable to Affiliate and Related-Party Transactions
     The Company issued an aggregate of $225,000 in an unsecured promissory note to Thomas O. Hicks, the Company’s founder and chairman of the board, on March 1, 2007. The note is non-interest bearing and is payable on the earlier of December 31, 2007 or the consummation of an initial public offering by the Company. With the proceeds of the Offering, this note was paid in full effective October 3, 2007.
     The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. Services commenced after the effective date of the offering and terminate upon the earlier of: (i) the consummation of an initial business combination; or (ii) the liquidation of the Company. During 2008, the Company expensed $405,675 due to Hicks Holdings and affiliates of which, $63,705, is outstanding at year end. This amount includes $120,000 for rent and overhead and $285,675 for reimbursable expenses primarily related to travel. During 2007, the Company expensed $117,278 due to Hicks Holdings, which includes $30,000 for rent and overhead as well as $87,278 for reimbursable expenses primarily relating to travel-related and business insurance expenses. At year end 2007, $117,278, is outstanding to be paid.
     On October 3, 2007, the sponsor, through the Private Placement, purchased 7,000,000 Sponsor Warrants at $1.00 per warrant (for a total purchase price of $7,000,000) from the Company pursuant to Regulation D. Mr. Hicks, the Company’s founder and chairman of the board, is the sole member of HH-HACI GP, LLC, the general partner of HH-HACI, L.P. In addition, Mr. Hicks, Joseph B. Armes, the Company’s president, chief executive officer, chief financial officer and one of our directors, Eric C Neuman, a senior vice president of the Company, Robert M. Swartz, a senior vice president of the Company, Christina Weaver Vest, a senior vice president of the Company, Thomas O. Hicks, Jr., the Company’s secretary and a vice president, and Mack H. Hicks, a vice president of the Company, are each limited partners of HH-HACI, L.P. The Sponsor will be permitted to transfer the warrants held by it to the Company’s officers and directors, and other persons or entities affiliated with the Sponsor, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the Sponsor. Otherwise, these warrants will not be transferable or salable by the Sponsor (except as described below) until 180 days after the completion of an initial business combination. The Sponsor Warrants will be non-redeemable so long as they are held by the Sponsor or the Sponsor’s permitted transferees. If the Sponsor Warrants are held by holders other than the Sponsor or its permitted transferees, the Sponsor Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants including in the units being sold in this offering. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the proposed offering, except that such Sponsor Warrants may be exercised on a cashless basis. The purchase price of the Sponsor Warrants has been determined to be the fair value of such warrants as of the purchase date.
     Mr. Hicks, the Company’s founder and chairman of the board is required, pursuant to a written co-investment securities purchase agreement, to purchase, directly or through a controlled affiliate, 2,000,000 co-investment units at a price of $10.00 per unit for an aggregate purchase price of $20.0 million in a private placement that will occur immediately prior to the consummation of the initial business combination.
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
Note 7—Founder’s Units
     On March 1, 2007, the Sponsor purchased 11,500,000 founder’s units (after giving effect to a stock split, discussed in greater detail in Note 9, approved by the Company’s board of directors in July 2007) for an aggregate amount of $25,000, or $0.0022 per unit. On August 30, 2007, the sponsor transferred an aggregate of 230,000 of these units to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of the Company’s board of directors. Each founder’s unit consists of one share of common stock (a “founder’s share”), and one warrant to purchase common stock (a “founder’s warrant”). The Sponsor, together with Messrs. Cunningham, Montgomery, Mulroney and Quinn, are referred to as the “initial stockholders.”
     On September 27, 2007, through a stock dividend (discussed in Note 9), the founder’s units increased to 13,800,000. This stock dividend also increased the number of shares transferred to certain members of the Company’s board of directors to 276,000.
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
Note 8—Stockholder’s Equity
     Preferred Stock
     The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued and outstanding as of December 31, 2008 or 2007.
     Common Stock
     The authorized common stock of the Company includes up to 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. At December 31, 2008 and 2007, the Company had 69,000,000 shares of common stock issued and outstanding.

Note 9—Stock Split
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
Note 10—Earnings per Common Share
          The following table sets forth the computation of basic and diluted earnings per common share:

		February 26, 2007
	Twelve months	(inception)
	ending	through
	December 31, 2008	December 31, 2007
Net income attributable to common stockholders	$2,498,168	$1,697,250
Basic and diluted earnings per common share:
Weighted average common shares outstanding	52,440,001	24,002,143
Net income per common share — basic and diluted	$0.05	$0.07
Note 11—Income Taxes
     Income tax expense is as follows:

		For the
		Period from
		February 26,
	Twelve months	2007 (inception) to
	ending	December 31,
	December 31, 2008	2007
Current:
Federal	$2,168,486	$1,555,403
State	—	—

Total	$2,168,486	1,555,403

Deferred:
Federal	(114,554)	(154,751)
State	—	—

Total	(114,554)	(154,751)

Total income tax expense	$2,053,932	$1,400,652

          Income taxes differ from the expected statutory income tax benefit, by applying the U.S. federal income tax rate of 34% to pretax earnings due to the following:

		For the
		Period from
		February 26,
	Twelve months	2007 (inception) to
	ending	December 31,
	December 31, 2008	2007
Expected statutory income tax expense	$2,053,892	$1,400,232
Amounts not deductible for income tax	40	420
State taxes, net of federal benefit	—	—
Change in valuation allowance	—	—

Total income tax expense	$2,053,932	$1,400,652

          The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31, 2008	December 31, 2007
Net non-current deferred income tax assets (liabilities):
Deferred income tax assets:
Start up and organization costs	$249,173	$249,173
Deferred acquisition costs	40,896	—

Non-current deferred income tax assets	290,069	249,173
Deferred income tax liabilities:
Prepaid insurance	—	(90,269)
Amortization	(20,764)	(4,153)

Non-current deferred income tax liabilities	(20,764)	(94,422)
Less: Valuation allowance	—	—

Net non-current deferred income tax asset	269,305	154,751

Total deferred income tax asset	$269,305	$154,751

Management believes it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Note 12—Quarterly Results of Operations (Unaudited)
          The following table sets forth unaudited quarterly results of operations for the year ended December 31, 2008 and the period from February 26, 2007 (inception) through December 31, 2007. This unaudited quarterly information has been derived from the Company’s unaudited financial statements and, in the Company’s opinion, includes all adjustments, including normal recurring adjustments, necessary for a fair presentation of the information for the periods covered. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Three Months Ended
					Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2008	2008	2008	2008	2008
Loss from operations	$(288,912)	$(336,627)	$(280,117)	$(486,605)	$(1,392,261)
Net income attributable to common stock	$1,119,858	$498,901	$648,696	$230,713	$2,498,168
Earnings per share:
Basic and diluted	$0.02	$0.01	$0.01	$0.01	$0.05

Weighted average shares outstanding:
Basic and diluted	52,440,001	52,440,001	52,440,001	52,440,001	52,440,001

					For the period
					from February
	The 34 day				27, 2007
	period ended	Three Months Ended			(inception) to
	March 31,	June 30,	September 30,	December 31,	December 31,
	2007	2007	2007	2007	2007
Loss from operations	$(2,176)	$(57,595)	$(670,785)	$(188,352)	$(918,908)
Net (loss) income attributable to common stock	$(2,176)	$(57,595)	$(670,785)	$2,427,806	$1,697,250
Earnings (loss) per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.05)	$0.05	$0.07

Weighted average shares outstanding:
Basic and diluted	11,500,000	11,500,000	12,415,000	52,440,001	24,002,143