Form 10-Q
period 2009-03-31
Hicks Acquisition CO I Inc.
filed 2009-05-08
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-33704

HICKS ACQUISITION COMPANY I, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8521842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Crescent Court, Suite 1200, Dallas, Texas 75201
(214) 615-2300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐
As of May 8, 2009, the registrant had 69,000,000 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY I, INC.

		Page

PART I.	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3
	Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited) and the period from February 26, 2007 (inception) through March 31, 2009 (unaudited)	4
	Condensed Statement of Stockholders’ Equity for the period February 26, 2007 (inception) through March 31, 2009 (unaudited)	5
	Condensed Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited) and the period from February 26, 2007 (inception) through March 31, 2009 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION	17
Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
Certification Pursuant to Section 302		20
Certification Pursuant to Section 906		21
EX-31
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$230,459	$819,061
Cash and cash equivalents held in trust	16,543	250,023,554
Marketable securities held in trust	540,082,964	290,117,945
Other assets	26,602	67,530

Total current assets	540,356,568	541,028,090
Noncurrent assets:
Deferred tax assets	1,380,902	269,305
Deferred acquisition costs	—	3,499,953

Total assets	$541,737,470	$544,797,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$832,880	$633,889
Accrued expenses	157,357	200,983
Accrued federal and state taxes	—	1,004,011
Accrued expenses-related party	61,918	63,705
Deferred underwriters’ commission	17,388,000	17,388,000

Total current liabilities	18,440,155	19,290,588

Common stock, subject to possible redemption: 16,559,999 shares at $9.71 per share	160,797,590	160,797,590
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $1,377,489 and $1,313,840 at March 31, 2009 and December 31, 2008, respectively)	2,613,898	2,509,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2009 and December 31, 2008 respectively	—	—
Common stock, $0.0001 par value 225,000,000 shares authorized; issued and outstanding 69,000,000 shares (less 16,559,999 shares subject to possible redemption) at March 31, 2009 and December 31, 2008 respectively	5,244	5,244
Additional paid-in capital	357,999,322	357,999,322
Earnings accumulated during the development stage	1,881,261	4,195,418

Total stockholders’ equity	359,885,827	362,199,984

Total liabilities and stockholders’ equity	$541,737,470	$544,797,348

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Period from
	Three Months	Three Months	February 26, 2007
	Ended	Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Operating expenses:
Formation and operating costs	$109,683	$196,500	$1,100,359
Professional fees	151,663	92,412	1,472,156
Write-off of deferred acquisition costs	3,499,953	—	3,499,953

Loss from operations before other income (expense) and income tax expense	(3,761,299)	(288,912)	(6,072,468)
Other income (expense):
Interest income	458,021	2,927,388	13,212,866
State taxes other than income taxes	(44,366)	(34,966)	(328,854)

Total other income	413,655	2,892,422	12,884,012

(Loss) income before income tax expense	(3,347,644)	2,603,510	6,811,544
Income tax benefit (expense)	1,138,199	(905,083)	(2,316,385)

Net (loss) income	(2,209,445)	1,698,427	4,495,159
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(104,712)	(578,569)	(2,613,898)

Net (loss) income attributable to common stock	$(2,314,157)	$1,119,858	$1,881,261

(Loss) earnings per share:
Basic and diluted	$(0.04)	$0.02	$0.05

Weighted average shares outstanding:
Basic and diluted	52,440,001	52,440,001	40,975,524

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				accumulated
				during the
	Common Stock		Additional paid-	development	Stockholders’
	Shares	Amount	in-capital	stage	equity
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Stock dividend	2,300,000	230	(230)	—	—
Sale of 55,200,000 units, net of underwriter’s discount and offering costs	55,200,000	5,520	511,771,636	—	511,777,156
Proceeds subject to possible redemption of 16,559,999 shares	—	(1,656)	(160,795,934)	—	(160,797,590)
Proceeds from sale of warrants to sponsor	—	—	7,000,000	—	7,000,000
Net income attributable to common stock	—	—	—	1,697,250	1,697,250

Balance as of December 31, 2007	69,000,000	$5,244	$357,999,322	$1,697,250	$359,701,816

Net income attributable to common stock	—	—	—	2,498,168	2,498,168

Balance as of December 31, 2008	69,000,000	$5,244	$357,999,322	$4,195,418	$362,199,984

Net loss attributable to common stock	—	—	—	(2,314,157)	(2,314,157)

Balance as of March 31, 2009 (unaudited)	69,000,000	$5,244	$357,999,322	$1,881,261	$359,885,827

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
	Three Months	Three Months	February 26, 2007
	Ended	Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Cash flows from operating activities:
Net income attributable to common stock	$(2,314,157)	$1,119,858	$1,881,261
Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities:
Change in deferred tax asset	(1,111,597)	—	(1,380,902)
Deferred interest attributable to common stock subject to possible redemption	104,712	578,569	2,613,898
Write-off of deferred acquisition costs	3,499,953	—	3,499,953
Change in operating assets and liabilities:
Other assets	40,928	(197,491)	(26,602)
Accrued federal and state taxes	(1,004,011)	(755,064)	—
Accounts payable	198,991	(439,124)	757,080
Accrued expenses	(43,626)	51,201	157,357
Accrued expenses — related party	(1,787)	(60,144)	61,918

Net cash (used in) provided by operating activities	(630,594)	297,805	7,563,963

Cash flows from investing activities:
(Decrease) increase in cash and cash equivalents held in trust account	(250,007,011)	77,936	16,543
Purchase of marketable securities held in trust, net of maturities	250,049,003	—	(540,116,050)
Payment of deferred acquisition costs	—	—	(3,424,153)

Net cash (used in) provided by investing activities	41,992	77,936	(543,523,660)

Cash flows from financing activities:
Proceeds from note payable — related party	—	—	225,000
Payment on note payable — related party	—	—	(225,000)
Proceeds from sale of units to sponsor	—	—	25,000
Proceeds from sale of warrants to initial founder	—	—	7,000,000
Proceeds from initial public offering, net of underwriter’s discount and offering costs	—	—	529,165,156

Net cash provided by financing activities	—	—	536,190,156

(Decrease) Increase in cash and cash equivalents	(588,602)	375,741	230,459
Cash and cash equivalents, beginning of period	819,061	52,053	—

Cash and cash equivalents, end of period	$230,459	$427,794	$230,459

Supplemental disclosure of noncash financing activities:
Accrual of deferred underwriter’s commission	$—	$—	$17,388,000
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$980,000	$1,750,000	$3,730,000
See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Interim Financial Information
These unaudited condensed financial statements as of March 31, 2009, the results of operations for the three-months ended March 31, 2009 and 2008 and the period from February 26, 2007 (inception) through March 31, 2009, and cash flows for the three months ended March 31, 2009 and 2008 and the period from February 26, 2007 (inception) through March 31, 2009, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company I, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. Certain amounts have been reclassified to conform to the current period presentation.
These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2009.
Note 2—Organization and Nature of Business Operations
The Company was incorporated in Delaware on February 26, 2007, as a blank check company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets.
The Company has neither engaged in any operations nor generated any revenue to date. The activity from February 26, 2007 to March 31, 2009 relates to the Company’s formation and its initial public offering described below and in Note 4. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective September 27, 2007. The Company consummated the Offering on October 3, 2007, and received proceeds of approximately $529.1 million, net of underwriter’s commissions of approximately $21.3 million and offering costs and other expenses of $1.6 million. The Company sold to the public 55,200,000 units at a price of $10.00 per unit, including 7,200,000 units issued pursuant to the exercise of the underwriter’s over-allotment option. Simultaneously with the consummation of the Offering, the Company consummated the private sale of 7,000,000 warrants (the “Sponsor Warrants”) to HH-HACI, L.P., a Delaware limited partnership (the “Sponsor”), at a price of $1.00 per Sponsor Warrant, generating gross proceeds, before expenses, of $7 million (the “Private Placement”). Net proceeds received by the Company from the consummation of both the Offering and Private Placement of Sponsor Warrants totaled approximately $536.1 million, net of underwriter’s commissions and offering costs. The net proceeds were placed in a trust account at JPMorgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee.
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
The Company will seek stockholder approval before it will effect an initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law. In connection with the stockholder vote required to approve any initial business combination, the Company’s existing stockholders, HH-HACI, L.P., and certain of the Company’s directors have agreed to vote the founder’s shares (as defined in Note 8 below) owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the public stockholders. “Public stockholders” is defined as the holders of common stock sold as part of the units, as defined, in the Offering or in the aftermarket.
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
The Company will liquidate and promptly distribute only to the public stockholders the amount in the trust account, less any income taxes payable on interest income and any interest income of up to $6.6 million, on the balance (net of taxes payable) of the trust account previously released to the Company to fund its working capital requirements, plus any remaining net assets if the Company does not consummate a business combination by September 28, 2009. If the Company fails to consummate such business combination by September 28, 2009, the Company’s amended and restated certificate of incorporation provides that the Company’s corporate existence will automatically cease on September 28, 2009, except for the purpose of winding up its affairs and liquidating. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including trust account assets) may be more or less than the initial public offering price per share (assuming no value is attributed to the warrants contained in the units offered in the Offering). In the event of the consummation of a successful initial business combination, the earnings per share will be affected by the dilution attributable to the Sponsor shares and warrants.
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
Note 3—Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Such cash and cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.
Cash and Cash Equivalents Held in Trust
Cash and cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The Company considers all highly liquid investment placed in trust with original maturities of three months or less to be cash equivalents. These consist of JPMorgan U.S. Treasury Plus Money Market Fund of $16,543 at March 31, 2009, and $250,007,027 plus accrued interest of $16,527 at December 31, 2008.

Marketable Securities Held in Trust
Marketable securities held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The marketable securities held in trust are invested in cash, cash equivalents and U.S. Treasury bills with a maturity of 180 days or less.
Earnings per Common Share
Earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 52,440,001 used for the computation of basic and diluted earnings per share for the three month period ending March 31, 2009 and 2008, takes into effect the 69,000,000 shares outstanding for the entire period (less 16,559,999 shares subject to possible redemption).
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
Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $1.4 million and $269,000 at March 31, 2009 and December 31, 2008, respectively.
Deferred Acquisition Costs
Effective January 1, 2009, the Company adopted Financial Accounting Standards Board Statement No. 141(revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R will be applied prospectively to business combinations with an acquisition date on or after the effective date. As a result of the adoption of SFAS 141R, we expensed approximately $3.5 million in our financial statements due to the deferred acquisition costs recorded at December 31, 2008. SFAS 141R no longer allows deferral of these costs.
As of December 31, 2008, the Company had accumulated approximately $3.5 million in deferred costs related to the proposed Graham Transaction. Deferred acquisition costs consisted primarily of approximately $1.5 million for legal services, $1.6 million for due diligence services and $0.4 million for other related deal expenses.
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
Each warrant entitles the holder to purchase from the Company one share of common stock at a price of $7.50 on the later of completion of the initial business combination or twelve months from the date of the closing of the Offering, provided in each case that the Company has an effective registration statement in effect covering the shares of common stock issuable upon exercise of the warrants. The warrants expire September 28, 2011, unless earlier redeemed. Once the warrants become exercisable, they will be redeemable in whole but not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice, but such redemption may only occur if the last sale price of the common stock equals or exceeds $13.75 per share for any 20 trading days within a 30 trading day period ending three business days prior to the time that the Company sends the notice of redemption to the warrant holders.

Note 5—Proposed Business Combination
On July 1, 2008, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”), with GPC Holdings, L.P., a Pennsylvania limited partnership, Graham Packaging Corporation, a Pennsylvania corporation, Graham Capital Company, a Pennsylvania limited partnership, Graham Engineering Corporation, a Pennsylvania corporation, BMP/Graham Holdings Corporation, a Delaware corporation, GPC Capital Corp. II, a Delaware corporation (“Graham IPO Corp.”), Graham Packaging Holdings Company, a Pennsylvania limited partnership, and the other parties signatory thereto, pursuant to which through a series of transactions (collectively, the “Graham Transaction”), the Company’s stockholders would acquire a majority of the outstanding common stock of Graham IPO Corp., par value $0.01 per share, and Graham IPO Corp. would own, either directly or indirectly, 100% of the partnership interests of Graham Packaging Company, L.P., a Delaware limited partnership.
On January 27, 2009, the Company entered into a First Amendment (the “Amendment”) to the Purchase Agreement. The Amendment stipulates that (i) the Company and Blackstone Capital Partners III Merchant Banking Fund L.P., as the Seller Representative, each have the right to terminate the Purchase Agreement by giving written notice to the other and (ii) each party is released from the Purchase Agreement’s exclusivity provisions and is permitted to consider other possible transactions.
At December 31, 2008, $3.5 million of deferred acquisition costs included on the Company’s balance sheet consisted principally of legal fees, accounting fees, consulting and advisory fees and other outside costs incurred by the Company during 2008 that are related to the Graham Transaction. These costs were expensed on January 1, 2009 with the adoption of SFAS 141R.
Note 6—Marketable Securities Held in Trust
The carrying amount, including accrued interest, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity treasury securities by major security type and class of security at March 31, 2009 and December 31, 2008 are as follows:

			Gross unrealized	Gross unrealized
At March 31, 2009	Carrying amount	Accrued Interest	holding gains	holding (losses)	Fair value
Held to Maturity:
U.S. Treasury Bills	$539,256,503	$826,461	$—	$—	$540,082,964

			Gross unrealized	Gross unrealized
At December 31, 2008	Carrying amount	Accrued Interest	holding gains	holding (losses)	Fair value
Held to Maturity:
U.S. Treasury Bills	$289,746,162	$371,783	$—	$—	$290,117,945

The treasury bills classified as held-to-maturity mature within one year.
Note 7—Note Payable to Affiliate and Related-Party Transactions
The Company issued an aggregate of $225,000 in an unsecured promissory note to Thomas O. Hicks, the Company’s founder and chairman of the board, on March 1, 2007. The note is non-interest bearing and is payable on the earlier of December 31, 2007, or the consummation of an initial public offering by the Company. With the proceeds of the Offering, this note was paid in full effective October 3, 2007.
The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. Services commenced after the effective date of the offering and terminate upon the earlier of: (i) the consummation of an initial business combination; or (ii) the liquidation of the Company. During the three months ended March 31, 2009, the Company expensed $31,308 due to Hicks Holdings and affiliates. This amount includes $30,000 for rent and overhead and $1,308 for reimbursable expenses primarily related to travel. During the three months ended March 31, 2008, the Company expensed $57,134 due to Hicks Holdings, which includes $10,000 for rent and overhead as well as $47,134 for reimbursable expenses primarily relating to travel-related and business insurance expenses.
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
Note 8—Founder’s Units
On March 1, 2007, the Sponsor purchased 11,500,000 founder’s units (after giving effect to a stock split, discussed in greater detail in Note 10, approved by the Company’s board of directors in July 2007) for an aggregate amount of $25,000, or $0.0022 per unit. On August 30, 2007, the Sponsor transferred an aggregate of 230,000 of these units to William H. Cunningham, William A. Montgomery, Brian Mulroney and William F. Quinn, each of whom is a member of the Company’s board of directors. Each founder’s unit consists of one share of common stock (a “founder’s share”), and one warrant to purchase common stock (a “founder’s warrant”). The Sponsor, together with Messrs. Cunningham, Montgomery, Mulroney and Quinn, are referred to as the “initial stockholders.”
On September 27, 2007, through a stock dividend (discussed in Note 10), the founder’s units increased to 13,800,000. This stock dividend also increased the number of shares transferred to certain members of the Company’s board of directors to 276,000.
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
Note 9—Stockholder’s Equity
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued and outstanding as of March 31, 2009 or December 31, 2008.
Common Stock
The authorized common stock of the Company includes up to 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. At March 31, 2009 and December 31, 2008, the Company had 69,000,000 shares of common stock issued and outstanding.
Note 10—Stock Split
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
On July 24, 2007, the board of directors approved a 1.15-for-1 stock split resulting in an increase of common shares from 10,000,000 shares to 11,500,000 shares. The par value of the common stock remained $0.0001 per share. The stock split approved July 24, 2007, is reflected in the per share data in the accompanying financial statements as if it occurred on February 26, 2007.

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
Business Combination with Graham Packaging
On July 1, 2008, we entered into an Equity Purchase Agreement (the “Purchase Agreement”), with GPC Holdings, L.P., a Pennsylvania limited partnership (“GPCH”), Graham Packaging Corporation, a Pennsylvania corporation (“GPC”), Graham Capital Company, a Pennsylvania limited partnership, (“GCC”), Graham Engineering Corporation, a Pennsylvania corporation (“GEC” and, together with GPCH, GCC and GPC, the “Graham Family Holders”), BMP/Graham Holdings Corporation, a Delaware corporation (“BMP/GHC” and, together with the Graham Family Holders, the “Sellers”), GPC Capital Corp. II, a Delaware corporation (“IPO Corp.”), Graham Packaging Holdings Company, a Pennsylvania limited partnership (“Graham Packaging”), and the other parties signatory thereto, pursuant to which through a series of transactions (collectively, the “Transaction”), our stockholders would acquire a majority of the outstanding common stock of Graham IPO Corp., par value $0.01 per share (the “IPO Corp. Common Stock”), and Graham IPO Corp. would own, either directly or indirectly, 100% of the partnership interests of Graham Packaging Company, L.P., a Delaware limited partnership (the “Operating Company”).
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
Results of Operations and Known Trends or Future Events
Through March 31, 2009, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of March 31, 2009, approximately $540.1 million was held in the trust account (including $17.4 million of deferred underwriting commissions, $7.0 million from the sale of warrants to the initial stockholders and approximately $826,000 in accrued interest) and we had cash outside of trust of approximately $230,000 and approximately $1.1 million in accounts payable and accrued expenses. Up to $6.6 million of interest on the trust proceeds may be released to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Through March 31, 2009, we had withdrawn $5.5 million from interest earned on the trust proceeds for working capital requirements. Other than the deferred underwriting commissions, no amounts are payable to the underwriter in the event of a business combination.
For the three months ended March 31, 2009, we had a loss before income tax expense of approximately $3.3 million. This was a decrease of approximately $5.9 million from income before income tax expense of approximately $2.6 million for the three months ended March 31, 2008. The decrease was primarily related to the write-off of deferred acquisition costs of approximately $3.5 million with the adoption of SFAS 141(R) and interest income as described below.
For the three months ended March 31, 2009, we earned approximately $458,000 in interest income. Interest income decreased from approximately $2.9 million for the three month period ended March 31, 2008 due to a decrease in the average interest rate from 2.2% during the three month period ended March 31, 2008, to 0.4% during the three month period ended March 31, 2009. The decrease in interest rates was a result of market conditions. Additionally, there was a decrease in average invested trust balance as well as a few days during 2009 when approximately $250.0 million of the trust was held in a money market fund as treasury bills were not available for investment.
Liquidity and Capital Resources
During the three months ended March 31, 2009, we disbursed an aggregate of approximately $1.1 million, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$1.0 million for federal and state taxes; and

•	$54,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
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
As indicated in the accompanying condensed financial statements, at March 31, 2009, we had out of trust cash of approximately $230,000 and approximately $1.1 million in accounts payable and accrued expenses. We expect to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to consummate a business combination will be successful or completed within the target business acquisition period. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
Cash and Cash Equivalents Held in Trust
Cash and cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. We consider all highly liquid investments placed in trust with original maturities of three months or less to be cash equivalents. These consist of JPMorgan U.S. Treasury Plus Money Market Fund of $16,543 at March 31, 2009 and $250,007,027 plus accrued interest of $16,527 at December 31, 2008.
Marketable Securities Held in Trust
Marketable securities held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The marketable securities held in trust are invested in U.S. Treasury bills with a maturity of 180 days or less.
Earnings per Common Share
Earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 52,440,001 used for the computation of basic and diluted earnings per share for the three month period ending March 31, 2009 and 2008, takes into effect the 69,000,000 shares outstanding for the entire period (less 16,559,999 shares subject to possible redemption).
The 76,000,000 warrants related to the initial public offering, private placement and the founder’s unit are contingently issuable shares and are excluded from the calculation of diluted earnings per share.
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
We recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $1.4 million and $269,000 at March 31, 2009 and December 31, 2008.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K, dated March 11, 2009, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of May 8, 2009, there have been no material changes to the risk factors disclosed in our Annual Report, dated March 11, 2009, filed with the SEC, except as set forth elsewhere in this Report or below with respect to the Transaction described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Additional Information About the Transaction and Where to Find It
In connection with the Transaction, IPO Corp., an affiliate of Graham Packaging, has filed with the SEC a preliminary Registration Statement on Form S-4 that will include a proxy statement of the Company and that will constitute a prospectus of IPO Corp. Once finalized, we will mail the definitive proxy statement/prospectus to our stockholders. Before making any voting decision, we urge our investors and security holders to read the preliminary proxy statement/prospectus and the definitive proxy statement/prospectus when it becomes available, as well as other relevant materials filed with the SEC, as they will contain important and expanded and updated information regarding the Transaction. Our stockholders may obtain copies of all documents filed with the SEC regarding the Transaction, free of charge, at the SEC’s website (www.sec.gov) or by directing a request to our corporate secretary at 100 Crescent Court, Suite 1200, Dallas, Texas 75201 or by contacting our corporate secretary at (214) 615-2300.
Participants in Solicitation
We and our directors and officers may be deemed participants in the solicitation of proxies to our stockholders with respect to the Transaction. A list of the names of those directors and officers and a description of their interests in the Company is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC, and will also be contained in the our proxy statement regarding the Transaction when it becomes available. Our stockholders may obtain additional information about the interests of our directors and officers in the Transaction by reading our proxy statement and other materials to be filed with the SEC regarding the Transaction when such information becomes available.
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

HICKS ACQUISITION COMPANY I, INC.
Date: May 8, 2009	/s/ Joseph B. Armes
	Name:	Joseph B. Armes
	Title:	President, Chief Executive Officer and Chief Financial Officer