Form 10-Q
period 2009-06-30
Hicks Acquisition CO I Inc.
filed 2009-08-10
CIK 1402175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
As of August 10, 2009, the registrant had 69,000,000 shares of its common stock, par value $0.0001 per share, outstanding.

HICKS ACQUISITION COMPANY I, INC.

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3
Condensed Statements of Operations for the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008 and the period from February 26, 2007 (inception) through June 30, 2009 (unaudited)	4
Condensed Statement of Stockholders’ Equity for the period February 26, 2007 (inception) through June 30, 2009 (unaudited)	5
Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and the period from February 26, 2007 (inception) through June 30, 2009 (unaudited)	6
Notes to Condensed Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION	21
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	30
EX-31
EX-32

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$104,436	$819,061
Cash and cash equivalents held in trust	18,325	250,023,554
Marketable securities held in trust	539,771,952	290,117,945
Other assets	168,109	67,530

Total current assets	540,062,822	541,028,090
Noncurrent assets:
Deferred tax assets	1,374,018	269,305
Deferred acquisition costs	—	3,499,953

Total assets	$541,436,840	$544,797,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$717,363	$633,889
Accrued expenses	105,989	200,983
Accrued federal and state taxes	—	1,004,011
Accrued expenses-related party	7,544	63,705
Deferred underwriters’ commission	17,388,000	17,388,000

Total current liabilities	18,218,896	19,290,588

Common stock, subject to possible redemption: 16,559,999 shares at $9.71 per share	160,797,590	160,797,590
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $1,366,012 and $1,313,840 at June 30, 2009 and December 31, 2008, respectively)	2,651,670	2,509,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2009 and December 31, 2008 respectively	—	—
Common stock, $0.0001 par value 225,000,000 shares authorized; issued and outstanding 69,000,000 shares (less 16,559,999 shares subject to possible redemption) at June 30, 2009 and December 31, 2008 respectively	5,244	5,244
Additional paid-in capital	357,999,322	357,999,322
Earnings accumulated during the development stage	1,764,118	4,195,418

Total stockholders’ equity	359,768,684	362,199,984

Total liabilities and stockholders’ equity	$541,436,840	$544,797,348

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Period from
					February 26, 2007
	Three Months Ended		Six Months Ended		(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Operating expenses:
Formation and operating costs	$169,187	$261,999	$278,870	$458,499	$1,267,934
Professional fees	84,157	74,628	235,820	167,039	1,557,926
Write-off (recovery) of deferred acquisition costs	—	—	3,499,953	—	3,499,953

Loss from operations before other income (expense) and income tax expense	(253,344)	(336,627)	(4,014,643)	(625,538)	(6,325,813)
Other income (expense):
Interest income	190,830	1,609,737	648,851	4,537,124	13,403,696
State taxes other than income taxes	(57,745)	(11,655)	(102,111)	(46,621)	(386,598)

Total other income	133,085	1,598,082	546,740	4,490,503	13,017,098

(Loss) income before income tax expense	(120,259)	1,261,455	(3,467,903)	3,864,965	6,691,285
Income tax benefit (expense)	40,888	449,171	1,179,087	1,354,254	2,275,497

Net (loss) income	(79,371)	812,284	(2,288,816)	2,510,711	4,415,788
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(37,772)	(313,383)	(142,484)	(891,952)	(2,651,670)

Net (loss) income attributable to common stock	$(117,143)	$498,901	$(2,431,300)	$1,618,759	$1,764,118

(Loss) earnings per share:
Basic and diluted	$0.00	$0.01	$(0.05)	$0.03	$0.04

Weighted average shares outstanding:
Basic and diluted	52,440,001	52,440,001	52,440,001	52,440,001	42,195,720

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Earnings
				Accumulated
				during the
	Common Stock		Additional paid-	development	Stockholders’
	Shares	Amount	in-capital	stage	equity
Initial capital from founding stockholder for cash	11,500,000	$1,150	$23,850	$—	$25,000
Stock dividend	2,300,000	230	(230)	—	—
Sale of 55,200,000 units, net of underwriter’s discount and offering costs	55,200,000	5,520	511,771,636	—	511,777,156
Proceeds subject to possible redemption of 16,559,999 shares	—	(1,656)	(160,795,934)	—	(160,797,590)
Proceeds from sale of warrants to sponsor	—	—	7,000,000	—	7,000,000
Net income attributable to common stock	—	—	—	1,697,250	1,697,250

Balance as of December 31, 2007	69,000,000	$5,244	$357,999,322	$1,697,250	$359,701,816

Net income attributable to common stock	—	—	—	2,498,168	2,498,168

Balance as of December 31, 2008	69,000,000	$5,244	$357,999,322	$4,195,418	$362,199,984

Net loss attributable to common stock	—	—	—	(2,431,300)	(2,431,300)

Balance as of June 30, 2009 (unaudited)	69,000,000	$5,244	$357,999,322	$1,764,118	$359,768,684

See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Period from
			February 26, 2007
	Six Months Ended		(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Cash flows from operating activities:
Net income attributable to common stock	$(2,431,300)	$1,618,759	$1,764,118
Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities:
Change in deferred tax asset	(1,104,713)	20,413	(1,374,018)
Deferred interest attributable to common stock subject to possible redemption	142,484	891,952	2,651,670
Write-off of deferred acquisition costs	3,499,953	—	3,499,953
Change in operating assets and liabilities:
Other assets	(26,205)	(1,128,485)	(168,109)
Accrued federal and state taxes	(1,078,385)	(314,651)	—
Accounts payable	159,274	(330,364)	717,363
Accrued expenses	(94,994)	18,737	105,989
Accrued expenses — related party	(56,161)	(113,289)	7,544

Net cash (used in) provided by operating activities	(990,047)	663,072	7,204,510

Cash flows from investing activities:
(Decrease) increase in cash and cash equivalents held in trust account	(250,005,229)	10	18,325
Purchase of marketable securities held in trust, net of maturities	250,280,651	270,833	(539,884,402)
Payment of deferred acquisition costs	—	(36,682)	(3,424,153)

Net cash (used in) provided by investing activities	275,422	234,161	(543,290,230)

Cash flows from financing activities:
Proceeds from note payable — related party	—	—	225,000
Payment on note payable — related party	—	—	(225,000)
Proceeds from sale of units to sponsor	—	—	25,000
Proceeds from sale of warrants to initial founder	—	—	7,000,000
Proceeds from initial public offering, net of underwriter’s discount and offering costs	—	—	529,165,156

Net cash provided by financing activities	—	—	536,190,156

(Decrease) Increase in cash and cash equivalents	(714,625)	897,233	104,436
Cash and cash equivalents, beginning of period	819,061	52,053	—

Cash and cash equivalents, end of period	$104,436	$949,286	$104,436

Supplemental disclosure of noncash financing activities:
Deferred acquisition costs included in accounts payable and accrued expenses	$—	$1,946,913	$—
Accrual of deferred underwriter’s commission	$—	$—	$17,388,000
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$980,000	$2,750,000	$3,730,000
See notes to condensed financial statements.

HICKS ACQUISITION COMPANY I, INC.
(a Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Interim Financial Information
These unaudited condensed financial statements as of June 30, 2009, the results of operations for the three months ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008 and the period from February 26, 2007 (inception) through June 30, 2009, and cash flows for the six months ended June 30, 2009 and 2008 and the period from February 26, 2007 (inception) through June 30, 2009, have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements of Hicks Acquisition Company I, Inc. (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year. Certain amounts have been reclassified to conform to the current period presentation.
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
The Company has neither engaged in any operations nor generated any revenue to date. The activity from February 26, 2007 to June 30, 2009 relates to the Company’s formation and its initial public offering described below and in Note 4. The Company has selected December 31 as its fiscal year end.
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
The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth. However, the Company’s charter currently contemplates that it will not complete a business combination with an entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada, but the

Company is currently seeking an amendment to its charter to allow a business combination with an entity engaged in the energy industry as its principal business.
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
Cash and Cash Equivalents Held in Trust
Cash and cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The Company considers all highly liquid investment placed in trust with original maturities of three months or less to be cash equivalents. These consist of JPMorgan U.S. Treasury Plus Money Market Fund of $18,325 at June 30, 2009, and $250,007,027 plus accrued interest of $16,527 at December 31, 2008.
Marketable Securities Held in Trust
Marketable securities held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The marketable securities held in trust are invested in cash, cash equivalents and U.S. Treasury bills with a maturity of 180 days or less.
Earnings per Common Share
Earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 52,440,001 used for the computation of basic and diluted earnings per share for the three and six month periods ending June 30, 2009 and 2008, takes into effect the 69,000,000 shares outstanding for the entire period (less 16,559,999 shares subject to possible redemption).
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
Income Taxes
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $1.4 million and $269,000 at June 30, 2009 and December 31, 2008, respectively.
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
Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. We evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date we issued these financial statements and identified the subsequent events as disclosed in Note 11.
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
On January 27, 2009, the Company entered into a First Amendment (the “Amendment”) to the Purchase Agreement. The Amendment stipulated that (i) the Company and Blackstone Capital Partners III Merchant Banking Fund L.P., as the Seller Representative, each have the right to terminate the Purchase Agreement by giving written notice to the other and (ii) each party is released from the Purchase Agreement’s exclusivity provisions and is permitted to consider other possible transactions. On July 31, 2009, the Company and Blackstone Capital Partners III Merchant Banking Fund L.P., as Seller Representative, agreed to mutually terminate the Purchase Agreement.

At December 31, 2008, $3.5 million of deferred acquisition costs included on the Company’s balance sheet consisted principally of legal fees, accounting fees, consulting and advisory fees and other outside costs incurred by the Company during 2008 that are related to the Graham Transaction. These costs were expensed on January 1, 2009 with the adoption of SFAS 141R.
On August 3, 2009, the Company announced the execution of a Purchase and IPO Reorganization Agreement, dated as of August 2, 2009 (the “Acquisition Agreement”), by and among the Company, Resolute Holdings Sub, LLC (“Seller”), Resolute Energy Corporation, a wholly-owned subsidiary of Seller (“REC”), Resolute Subsidiary Corporation, a wholly-owned subsidiary of REC (“Merger Sub”), Resolute Aneth, LLC, a subsidiary of Seller (“Aneth”), Resolute Holdings, LLC and HH-HACI, L.P. (the “Sponsor”), pursuant to which the Company’s stockholders will acquire a majority of the outstanding shares of capital stock of REC (the “Resolute Transaction”).
Note 6—Marketable Securities Held in Trust
The carrying amount, including accrued interest, gross unrealized holding gains, gross unrealized holding losses, and fair value of held-to-maturity treasury securities by major security type and class of security at June 30, 2009 and December 31, 2008 are as follows:

			Gross unrealized	Gross unrealized
At June 30, 2009	Carrying amount	Accrued Interest	holding gains	holding (losses)	Fair value
Held to Maturity:
U.S. Treasury Bills	$539,678,082	$93,870	$—	$—	$539,771,952

			Gross unrealized	Gross unrealized
At December 31, 2008	Carrying amount	Accrued Interest	holding gains	holding (losses)	Fair value
Held to Maturity:
U.S. Treasury Bills	$289,746,162	$371,783	$—	$—	$290,117,945

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
The Company has agreed to pay up to $10,000 a month in total for office space and general and administrative services to Hicks Holdings Operating LLC (“Hicks Holdings”), an affiliate of the Company’s founder and chairman of the board, Mr. Hicks. Services commenced after the effective date of the offering and terminate upon the earlier of: (i) the consummation of an initial business combination; or (ii) the liquidation of the Company. The Company expensed $30,000 during each of the three months ended June 30, 2009 and 2008 and $60,000 during each of the six months ended June 30, 2009 and 2008 under this agreement. The Company expensed $7,544 and $22,298 for reimbursable travel expenses due to Hicks Holdings and affiliates for the three months ended June 30, 2009 and 2008, respectively. The Company expensed $8,852 and $30,800 for reimbursable travel expenses due to Hicks Holdings and affiliates for the six months ended June 30, 2009 and 2008, respectively.
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
On August 2, 2009 the Company entered into a Termination of Purchase Agreement (the “Termination”) with Mr. Hicks and the Sponsor, pursuant to which the Co-Investment Securities Purchase Agreement dated as of September 26, 2007 between the Company and Mr. Hicks (the “Co-Investment Agreement”) was terminated. The Termination was done upon the advice of financial advisors to the Company and approved by a committee of independent directors of the Company.
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
Note 9—Stockholder’s Equity
Preferred Stock
The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. No shares were issued and outstanding as of June 30, 2009 or December 31, 2008.
Common Stock
The authorized common stock of the Company includes up to 225,000,000 shares. The holders of the common shares are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors. At June 30, 2009 and December 31, 2008, the Company had 69,000,000 shares of common stock issued and outstanding.
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
Note 11—Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. We evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date we issued these financial statements and identified the following subsequent events.
On August 2, 2009 the Company entered into a Termination of Purchase Agreement (the “Termination”) with Mr. Hicks and the Sponsor, pursuant to which the Co-Investment Securities Purchase Agreement dated as of September 26, 2007 between the Company and Mr. Hicks (the “Co-Investment Agreement”) was terminated. The Termination was done upon the advice of financial advisors to the Company and approved by a committee of independent directors of the Company.

On August 3, 2009, the Company announced the execution of a Purchase and IPO Reorganization Agreement, dated as of August 2, 2009 (the “Acquisition Agreement”), by and among the Company, Resolute Holdings Sub, LLC (“Seller”), Resolute Energy Corporation, a wholly-owned subsidiary of Seller (“REC”), Resolute Subsidiary Corporation, a wholly-owned subsidiary of REC (“Merger Sub”), Resolute Aneth, LLC, a subsidiary of Seller (“Aneth”), Resolute Holdings, LLC and HH-HACI, L.P. (the “Sponsor”), pursuant to which the Company’s stockholders will acquire a majority of the outstanding shares of capital stock of REC (the “Resolute Transaction”).
As a result of the Resolute Transaction, through a series of transactions, the holders of shares of the Company’s common stock, par value $0.0001 per share will own approximately 82% of the outstanding shares of REC common stock, par value $0.0001 per share (“REC common stock”), and Seller will own approximately 18% of the outstanding REC common stock, excluding, in each case, warrants, options and the REC Earnout Shares (as defined below). The Company will transfer amounts remaining in its trust account, after the Company’s payment or provision therefor of expenses and other obligations of the Company, to Aneth in exchange for a membership interest in Aneth. Seller will then contribute its direct and indirect ownership interests in its operating subsidiaries to the Company and Merger Sub will merge with and into the Company, with the Company surviving the merger and continuing as a wholly-owned subsidiary of Seller (the “Merger”). As required by the Acquisition Agreement, the amount paid by the Company to Aneth will be used to repay certain amounts outstanding under Aneth’s credit facilities.
In exchange for Seller’s contribution of its operating subsidiaries and as a result of the other transactions contemplated by the Acquisition Agreement, Seller will own (i) 9,200,000 shares of REC common stock, (ii) 4,600,000 warrants to purchase REC common stock at a price of $13.00 per share subject to a trigger price of $13.75 per share to be exceeded within five years (the “REC Founders Warrants”), (iii) 2,333,333 warrants to purchase Company common stock at a price of $13.00 per share (the “REC Sponsors Warrants”), and (iv) 1,385,000 shares of Company common stock subject to forfeiture in the event a trigger price of $15.00 is not exceeded within five years following the closing of the Resolute Transaction and that have no economic rights until such trigger is met (the “REC Earnout Shares”).
In connection with the Resolute Transaction, 7,335,000 shares of Company common stock and 4,600,000 warrants to purchase Company common stock held by the Sponsor will be cancelled and forfeited and an additional 1,865,000 shares held by the Sponsor will be converted into 1,865,000 REC Earnout Shares. As a result of the consummation of the Resolute Transaction, the Sponsor, together with the Company’s initial pre-public offering stockholders, will own (i) 4,600,000 shares of REC common stock, (ii) 9,200,000 REC Founders Warrants, (iii) 4,666,667 REC Sponsors Warrants, and (iv) 1,865,000 REC Earnout Shares.
At the effective time of the Merger, each outstanding share of Company common stock will be converted into the right to receive one share of REC common stock.
At the effective time of the Merger, each outstanding warrant that was issued in the Company’s initial public offering (the “Public Warrants”) will be converted, at the election of the warrantholder, into either (i) the right to receive $0.55 in cash or (ii) the right to receive one warrant to purchase one share of REC common stock (a “REC Warrant”), subject to adjustment and proration so that the number of total REC Warrants does not exceed 50% of the Public Warrants outstanding on the date of the Resolute Transaction and provided further that warrants that are voted against the Warrant Amendment (as defined below) will at the effective time of the Merger be converted into the right to receive $0.55 in cash. There will be no limit on the number of warrants that warrantholders may elect to convert into the right to receive cash.
The consummation of the Resolute Transaction is conditioned upon, among other things, (i) approval by the Company’s stockholders of the Resolute Transaction and by the holder’s of Public Warrants of an amendment to the warrant agreement governing the Public Warrants necessary to effectuate the foregoing conversion of warrants (the “Warrant Amendment”), (ii) the absence of any law, injunction, restraining order or decree prohibiting the consummation of the Resolute Transaction, (iii) the performance and compliance by each party, in all material respects, of all applicable obligations, covenants and conditions, (iv) subject to certain materiality exceptions, the accuracy of the parties’ respective representations and warranties, (v) subject to certain exceptions, the absence of defaults with respect to any payment obligation or financial covenant under any material indebtedness of the entities being acquired, (vi) the amount being paid by the Company to Aneth in connection with the Company’s acquisition of Aneth membership interests is at least $275,000,000, (vii) Seller’s implementation of certain hedging arrangements resulting in an average fixed price on its crude oil swaps in year 2010 on 3,650 barrels of crude oil per day is at least $67.00. per barrel, and (viii) none of Seller’s new or amended crude oil marketing arrangements is expected to have a material adverse effect on the entities being acquired.

The Acquisition Agreement contains certain termination rights and provides that, upon the termination of the Acquisition Agreement under specified circumstances, the Company or Seller, as applicable, will be required to reimburse the other party for its expenses up to $1,000,000.
On August 2, 2009, the Company entered into an amendment (the “Amendment”) to that certain Underwriting Agreement between the Company and Citigroup Global Markets Inc., as Representative for the Several Underwriters, dated September 27, 2007 (the “Underwriting Agreement”). The Amendment reduced the deferred underwriting fees payable pursuant to the Underwriting Agreement in connection with the Company’s initial public offering from approximately $17.4 million to $5.5 million. The reduced amount will be paid upon stockholder approval and completion of the Resolute Transaction.
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
Overview
We are a blank check company formed for the purpose of acquiring, or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination one or more businesses or assets. Our efforts in identifying prospective target businesses are not limited to a particular industry, but our charter currently contemplates that we will not complete a business combination with any entity engaged in the energy industry as its principal business or whose principal business operations are conducted outside of the United States or Canada. However, we are currently seeking an amendment to our charter to allow a business combination with an entity engaged in the energy industry as its principal business. We intend to effect our initial business combination using cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.
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
Business Combination with Resolute Energy
On August 3, 2009, we announced the execution of a Purchase and IPO Reorganization Agreement, dated as of August 2, 2009 (the “Acquisition Agreement”), by and among us, Resolute Holdings Sub, LLC (“Seller”), Resolute Energy Corporation, a wholly-owned subsidiary of Seller (“REC”), Resolute Subsidiary Corporation, a wholly-owned subsidiary of REC (“Merger Sub”), Resolute Aneth, LLC, a subsidiary of Seller (“Aneth”), Resolute Holdings, LLC and HH-HACI, L.P. (the “Sponsor”), pursuant to which our stockholders will acquire a majority of the outstanding shares of capital stock of REC (the “Resolute Transaction”).
As of the date of the filing of this Form 10-Q, the preliminary proxy statement with respect to this proposed business combination with REC has been filed with the SEC, but the definitive proxy statement has not yet been filed with the SEC or disseminated to stockholders. We have summarized the terms of the transaction below. Investors are urged to review the preliminary proxy statement already filed and definitive proxy statement, when completed, in their entirety. A more complete description of the transactions described below, including exhibits related thereto, such as the Acquisition Agreement, is included in a Current Report on Form 8-K filed on August 6, 2009. We intend to schedule a stockholder and warrantholder meeting following completion of the proxy statement.
As a result of the Resolute Transaction, through a series of transactions, the holders of shares of our common stock, par value $0.0001 per share will own approximately 82% of the outstanding shares of REC common stock, par value $0.0001 per share (“REC common stock”), and Seller will own approximately 18% of the outstanding REC common stock, excluding, in each case, warrants, options and the REC Earnout Shares (as defined below). We will transfer amounts remaining in our trust account, after our payment or provision therefor of expenses and other obligations, to Aneth in exchange for a membership interest in Aneth. Seller will then contribute its direct and indirect ownership interests in its operating subsidiaries to us and Merger Sub will merge with and into us, with us surviving the merger and continuing as a wholly-owned subsidiary of Seller (the “Merger”). As required by the Acquisition Agreement, the amount paid by us to Aneth will be used to repay certain amounts outstanding under Aneth’s credit facilities.
In exchange for Seller’s contribution of its operating subsidiaries and as a result of the other transactions contemplated by the Acquisition Agreement, Seller will own (i) 9,200,000 shares of REC common stock, (ii) 4,600,000 warrants to purchase REC common stock at a price of $13.00 per share subject to a trigger price of $13.75 per share to be exceeded within five years (the “REC Founders Warrants”), (iii) 2,333,333 warrants to purchase our common stock at a price of $13.00 per share (the “REC Sponsors Warrants”), and (iv) 1,385,000 shares of our common stock subject to forfeiture in the event a trigger price of $15.00 is not exceeded within five years following the closing of the Resolute Transaction and that have no economic rights until such trigger is met (the “REC Earnout Shares”).
In connection with the Resolute Transaction, 7,335,000 shares of our common stock and 4,600,000 warrants to purchase our common stock held by the Sponsor will be cancelled and forfeited and an additional 1,865,000 shares held by the Sponsor will be converted into 1,865,000 REC Earnout Shares. As a result of the consummation of the Resolute Transaction, the Sponsor, together with our initial pre-public offering stockholders, will own (i) 4,600,000 shares of REC common stock, (ii) 9,200,000 REC Founders Warrants, (iii) 4,666,667 REC Sponsors Warrants, and (iv) 1,865,000 REC Earnout Shares.

At the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive one share of REC common stock.
At the effective time of the Merger, each outstanding warrant that was issued in our initial public offering (the “Public Warrants”) will be converted, at the election of the warrantholder, into either (i) the right to receive $0.55 in cash or (ii) the right to receive one warrant to purchase one share of REC common stock (a “REC Warrant”), subject to adjustment and proration so that the number of total REC Warrants does not exceed 50% of the Public Warrants outstanding on the date of the Resolute Transaction and provided further that warrants that are voted against the Warrant Amendment (as defined below) will at the effective time of the Merger be converted into the right to receive $0.55 in cash. There will be no limit on the number of warrants that warrantholders may elect to convert into the right to receive cash.
The consummation of the Resolute Transaction is conditioned upon, among other things, (i) approval by our stockholders of the Resolute Transaction and by the holder’s of Public Warrants of an amendment to the warrant agreement governing the Public Warrants necessary to effectuate the foregoing conversion of warrants (the “Warrant Amendment”), (ii) the absence of any law, injunction, restraining order or decree prohibiting the consummation of the Resolute Transaction, (iii) the performance and compliance by each party, in all material respects, of all applicable obligations, covenants and conditions, (iv) subject to certain materiality exceptions, the accuracy of the parties’ respective representations and warranties, (v) subject to certain exceptions, the absence of defaults with respect to any payment obligation or financial covenant under any material indebtedness of the entities being acquired, (vi) the amount being paid by us to Aneth in connection with our acquisition of Aneth membership interests is at least $275,000,000, (vii) Seller’s implementation of certain hedging arrangements resulting in an average fixed price on its crude oil swaps in year 2010 on 3,650 barrels of crude oil per day is at least $67.00. per barrel, and (viii) none of Seller’s new or amended crude oil marketing arrangements is expected to have a material adverse effect on the entities being acquired.
The Acquisition Agreement contains certain termination rights and provides that, upon the termination of the Acquisition Agreement under specified circumstances, we or Seller, as applicable, will be required to reimburse the other party for its expenses up to $1,000,000.
The parties have made customary representations and warranties and covenants in the Acquisition Agreement, including, among others, (i) to conduct their respective businesses in the ordinary course between the execution of the Acquisition Agreement and the consummation of the Acquisition, (ii) to cause a meeting of our stockholders to be held to adopt the Acquisition Agreement and a meeting of our warrantholders to be held to approve the Warrant Amendment, (iii) for our board of directors to recommend that its stockholders adopt the Acquisition Agreement, and (iv) that each party not solicit alternative business combination transactions.
Investors are cautioned that the representations, warranties and covenants included in the Acquisition Agreement were made by the parties to each other. These representations, warranties and covenants were made as of specific dates and only for purposes of the Acquisition Agreement and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally relevant to investors, and are qualified by information in disclosure schedules that the parties exchanged in connection with the execution of the agreement. In addition, the representations and warranties may have been included in the Acquisition Agreement for the purpose of allocating risk between us and Seller, rather than to establish matters as facts. Furthermore, each of the representations and warranties terminates at closing of the Merger.
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

On January 27, 2009, we entered into a First Amendment (the “Amendment”) to the Purchase Agreement. The Amendment stipulated that (i) we and Blackstone Capital Partners III Merchant Banking Fund L.P., as the Seller Representative, each have the right to terminate the Purchase Agreement by giving written notice to the other and (ii) each party is released from the Purchase Agreement’s exclusivity provisions and is permitted to consider other possible transactions. On July 31, 2009, we and Blackstone Capital Partners III Merchant Banking Fund L.P., as Seller Representative, agreed to mutually terminate the Purchase Agreement.
Results of Operations and Known Trends or Future Events
Through June 30, 2009, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of June 30, 2009, approximately $539.8 million was held in the trust account (including $17.4 million of deferred underwriting commissions, $7.0 million from the sale of warrants to the initial stockholders and approximately $94,000 in accrued interest) and we had cash outside of trust of approximately $104,000 and approximately $831,000 in accounts payable and accrued expenses. Up to $6.6 million of interest on the trust proceeds may be released to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Through June 30, 2009, we had withdrawn $5.6 million from interest earned on the trust proceeds for working capital requirements. Other than the deferred underwriting commissions, no amounts are payable to the underwriter in the event of a business combination.
For the three months ended June 30, 2009, we had a loss before income tax expense of approximately $120,000. This was a decrease of approximately $1.2 million from income before income tax expense of approximately $1.3 million for the three months ended June 30, 2008. The decrease was primarily related to the decrease in interest income due to market conditions as discussed below.
For the three months ended June 30, 2009, we earned approximately $191,000 in interest income. Interest income decreased from approximately $1.6 million for the three month period ended June 30, 2008 due to a decrease in the average interest rate from 0.27% during the three month period ended June 30, 2008, to 0.04% during the three month period ended June 30, 2009. The decrease in interest rates was a result of market conditions.
For the six months ended June 30, 2009, we had a loss before income tax expense of approximately $3.5 million. This was a decrease of approximately $7.4 million from income before income tax expense of approximately $3.9 million for the six months ended June 30, 2008. The decrease was primarily related to the write-off of deferred acquisition costs of approximately $3.5 million with the adoption of SFAS 141(R) and the decrease in interest income as described below.
For the six months ended June 30, 2009, we earned approximately $649,000 in interest income. Interest income decreased from approximately $4.5 million for the six month period ended June 30, 2008 due to a decrease in the average interest rate from 0.80% during the six month period ended June 30, 2008, to 0.12% during the six month period ended June 30, 2009. The decrease in interest rates was a result of market conditions.
Liquidity and Capital Resources
During the six months ended June 30, 2009, we disbursed an aggregate of approximately $1.7 million, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$1.1 million for federal and state taxes; and

•	$613,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses.
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
As indicated in the accompanying condensed financial statements, at June 30, 2009, we had out of trust cash of approximately $104,000 and approximately $831,000 in accounts payable and accrued expenses. We expect to incur significant costs in pursuit of our acquisition plans. There is no assurance that our plans to consummate a business combination will be successful or completed within the target business acquisition period. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
Cash and Cash Equivalents Held in Trust
Cash and cash equivalents held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. We consider all highly liquid investments placed in trust with original maturities of three months or less to be cash equivalents. These consist of JPMorgan U.S. Treasury Plus Money Market Fund of $18,325 at June 30, 2009 and $250,007,027 plus accrued interest of $16,527 at December 31, 2008.
Marketable Securities Held in Trust
Marketable securities held in trust are with JPMorgan Chase Bank, N.A., and Continental Stock Transfer & Trust Company serves as the trustee. The marketable securities held in trust are invested in U.S. Treasury bills with a maturity of 180 days or less.
Earnings per Common Share
Earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares issued and outstanding of 52,440,001 used for the computation of basic and diluted earnings per share for the three and six month periods ending June 30, 2009 and 2008, takes into effect the 69,000,000 shares outstanding for the entire period (less 16,559,999 shares subject to possible redemption).
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
We recorded a deferred income tax asset for the tax effect of certain temporary differences, aggregating approximately $1.4 million and $269,000 at June 30, 2009 and December 31, 2008.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
As of August 10, 2009, there have been no material changes to the risk factors disclosed in our Annual Report, dated March 11, 2009, filed with the SEC, except as set forth elsewhere in this Report, as set forth below with respect to our listing on the stock exchange, or as set forth below with respect to the Resolute Transaction described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
NYSE Amex may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
          Our securities are currently listed on NYSE Amex (formerly, American Stock Exchange), a national securities exchange. However, in the event that the Resolute Transaction fails to be consummated, we cannot assure you that our securities will continue to be listed on NYSE Amex in the future prior to an initial business combination.
          If NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
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
          On February 10, 2009, we received a deficiency letter from NYSE Amex indicating that we were not in compliance with the annual stockholder meeting requirements of Section 704 of the NYSE Amex Company Guide (the “Company Guide”), because we did not hold an annual stockholders meeting during the year ended December 31, 2008. In view of the special meeting of stockholders that must be called in connection with the Resolute Transaction, we will hold our annual meeting in connection with such special meeting of stockholders to address both the Resolute Transaction and annual meeting matters. We contemplate holding such stockholder meeting by September 28, 2009 in lieu of a previously contemplated August 11, 2009 date.
We may not be able to consummate the Resolute Transaction within the required timeframe, in which case our corporate existence will cease and we will liquidate our assets.
Pursuant to our charter, we must complete the Resolute Transaction with a fair market value of at least 80% of the initial amount held in the trust account (excluding the amount held in the trust account representing the underwriters’ deferred commission) by September 28, 2009. If we fail to consummate the Resolute Transaction within such time period, our corporate existence will cease and it will liquidate and wind up. The foregoing requirements are set forth in Article IX of our charter and, until the consummation of a business combination, may not be eliminated without the vote of our board of directors and the vote of 100% of the outstanding shares of our common stock cast at a meeting of the stockholders at which a quorum is present.
If we liquidate before concluding the Resolute Transaction, our stockholders may receive less than $10.00 per share on distribution of trust account funds and our warrants will expire worthless.
If we are unable to complete the Resolute Transaction and must liquidate, the per-share liquidation amount may be less than $10.00 because of the expenses incurred in connection with our initial public offering (the “Offering”), our general and administrative expenses and the costs incurred in seeking the Resolute Transaction and past contemplated transactions. If we are unable to conclude the Resolute Transaction and expended all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of income taxes payable on such interest and net of up to $6.6 million in interest income on the trust account balance previously released to us to fund working capital requirements, the per-share liquidation amount as of March 31, 2009 would be $9.78, or $0.22 less than its per-unit Offering price of $10.00. Furthermore, the outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we liquidate before completing the Resolute Transaction.
If we are unable to consummate the Resolute Transaction, our stockholders will be forced to wait, at a minimum, until September 28, 2009 before receiving liquidation distributions.
We have until September 28, 2009 to consummate the Resolute Transaction. If we do not consummate the Resolute Transaction during such time period, we will liquidate in accordance with our charter. We have no obligation to return funds to our stockholders prior to such date unless we consummate the Resolute Transaction prior thereto and only then in cases where our stockholders have sought conversion of their shares. Only after the expiration of this full time period will our stockholders be entitled to liquidation distributions if we are unable to complete the Resolute Transaction. Further, we may not be able to disburse the funds in the trust account immediately following September 28, 2009, until we have commenced the liquidation process in accordance with its charter and Delaware law. If we have not consummated the Resolute Transaction by September 28, 2009, we will automatically liquidate and dissolve without the need for a stockholder vote.
The ability of our stockholders to exercise their conversion rights may not allow us to consummate the Resolute Transaction or optimize our capital structure.
Each stockholder has the right to elect to convert its shares of our common stock for cash if such he or she votes against the proposal regarding the Resolute Transaction (the “Resolute Transaction Proposal”), the Resolute Transaction Proposal is approved and completed and the stockholder properly exercises its conversion rights in accordance with the proxy statement/prospectus to be filed in connection with the Resolute Transaction. If a stockholder wishes to exercise its conversion rights, such stockholder must vote against the Resolute Transaction Proposal, demand that we convert the shares held by such stockholder into cash by marking the appropriate space on the proxy card and provide physical or electronic delivery of such stockholder’s stock certificates or shares, as appropriate, as described in the proxy statement/prospectus prior to the special meeting of stockholders. We will be permitted to proceed with the Resolute Transaction only if we are able to confirm that we have sufficient funds to pay the consideration to consummate the Resolute Transaction plus all sums due to public stockholders who vote against the Resolute Transaction Proposal and duly exercise their right to elect to convert their shares for cash. In addition, we will not consummate the Resolute Transaction if holders of 30% or more of the outstanding public shares properly exercise their conversion rights. These restrictions may limit our ability to consummate the most attractive business combinations available to it.
If the Resolute Transaction is not consummated, resources spent by us to research the Resolute Transaction will have been wasted, which could materially adversely affect our subsequent attempts to locate and acquire or merge with another business.
The investigation of Resolute and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments in connection with the Resolute Transaction have required substantial management time and attention, along with substantial costs for accountants, attorneys and others. If a decision is made to not complete the Resolute Transaction, the costs incurred up to that point for the Resolute Transaction likely would not be recoverable. Furthermore, we may fail to consummate the

Resolute Transaction for any number of reasons including those beyond our control, such as if the number of our public stockholders who vote against the Resolute Transaction Proposal and properly exercise their conversion rights represent more than 30% (minus one share) of the outstanding public shares. Such an event would result in a loss to us of the related costs incurred which could materially adversely affect our subsequent attempts to locate and acquire or merge with another business.
If our due diligence investigation of Resolute was inadequate, then stockholders of REC following the Resolute Transaction could lose some or all of their investment.
Even though we conducted a due diligence investigation of Resolute, it cannot be sure that this diligence surfaced all material issues that may be present inside Resolute or its business, or that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Resolute and its business and outside of its control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.78 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought, and will continue to seek to have, all vendors, prospective target businesses and other entities with which it does business execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, and the execution of such an agreement is not a condition to our doing business with anyone. Even if they do execute such agreements, they would not be prevented from bringing claims against the trust account. There is also no guarantee that a court would uphold the validity of such waivers and, if a court failed to uphold the validity of such waivers, we would not be indemnified by Mr. Hicks, as discussed below.
Mr. Hicks, our founder and chairman of the board, has agreed that he will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or by a prospective target business, reduce the amounts in the trust account available for distribution in the event of a liquidation, except as to (i) any claims by a third party who executed a waiver (even if such waiver is subsequently found to be invalid and unenforceable) of any and all rights to seek access to the funds in the trust account and (ii) any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. In the event that this indemnity obligation arose and Mr. Hicks did not comply with such obligation, we believe that we would have an obligation to seek enforcement of the obligation and that our board of directors would have a fiduciary duty to seek enforcement of such obligation on our behalf. Based on representations made to us by Mr. Hicks, we currently believe that Mr. Hicks is of substantial means and capable of funding his indemnity obligations, even though we have not asked him to reserve funds for such an eventuality. However, we cannot assure our stockholders that Mr. Hicks will be able to satisfy those obligations. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation amount would be less than $9.78 due to claims of such creditors.
Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure our stockholders that we will be able to return to our public stockholders the liquidation amounts described in this proxy statement/prospectus.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
Under Sections 280 through 282 of the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution conducted in accordance with the DGCL. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to its stockholders as soon as reasonably possible after it liquidates; therefore, we do not intend to comply with those procedures.
Because we will not be complying with those procedures, it is required, pursuant to Section 281(b) of the DGCL, to adopt a plan of distribution that will reasonably provide for the payment, based on facts known to it at such time, of (i) all existing claims including those that are contingent, (ii) all pending proceedings to which it is a party and (iii) all claims that may be potentially brought against it within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the most likely claims, if any, to arise would be from vendors that we engaged (such as accountants, attorneys, investment bankers, etc.) and potential target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share or the amount distributed to the stockholder. We cannot assure our stockholders that it will properly assess all claims that may be potentially brought against it. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure our stockholders that third parties will not seek to recover from our stockholders amounts owed to them by us.
If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the then-remaining proceeds held in the trust account to our public stockholders promptly after its liquidation in the event that the Resolute Transaction has not been consummated by September 28, 2009, such distributions may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Also, our board of directors may be viewed as having breached its fiduciary duties to its creditors and/or acting in bad faith by paying our public stockholders from the trust account prior to addressing the claims of creditors, which may expose us to claims of punitive damages. We and our board of directors cannot assure our stockholders that claims will not be brought against us for these reasons.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult to complete the Resolute Transaction.
If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete the Resolute Transaction.
In addition, we may have imposed upon it burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
We do not believe that its anticipated principal activities will subject it to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 90 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe that we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted.
Changes in laws or regulations, or failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business and results of operations.

Although we have agreed to file a registration statement registering the shares of our common stock issuable upon exercise of the warrants prior to the time the warrants become exercisable, an effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.
No warrant held by stockholders will be exercisable and we will not be obligated to issue shares of our common stock unless, at the time such holder seeks to exercise such warrant, we, or after the Resolute Transaction, REC, have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to the common stock. Under the terms of the Warrant Agreement, we have agreed to use its best efforts to file and have a registration statement in effect covering shares of our common stock issuable upon exercise of the warrants from the date the warrants became exercisable and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure our stockholders that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise, whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by our stockholders may have no value, we will have no obligation to settle the warrants for cash, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full unit price solely for the shares of common stock included in the units. In the event that the Resolute Transaction is consummated, we and REC intend that REC will be listed on a national securities exchange during the exercise period of the warrants.
An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
No warrants will be exercisable and we, or in the event the Resolute Transaction is consummated, REC, will not be obligated to issue shares of common stock, unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following the later of the completion of an initial business combination or September 28, 2009), we expect to either continue to be listed on a national securities exchange or in the event the Resolute Transaction is consummated, then REC would be listed on a national securities exchange, which would provide an exemption from registration in every state, or we, or REC, as the case may be, would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus or REC’s prospectus, as the case may be, relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure our stockholders of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants and they may expire worthless if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.
We are dependent upon Mr. Hicks and his loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, upon its founder and chairman of the board, Mr. Hicks. we believe that our success depends on the continued service of Mr. Hicks, at least until it has consummated the Resolute Transaction. In addition, Mr. Hicks is not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, Mr. Hicks. The unexpected loss of the services of Mr. Hicks could have a detrimental effect on us.

The Initial Stockholders own shares of our common stock and warrants to purchase common stock that were issued in private placements prior to or simultaneously with the Offering. These shares and warrants will not participate in liquidation distributions if our initial business combination is not consummated and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.
The Sponsor, together with Messrs. Cunningham, Montgomery, Mulroney and Quinn (the “Initial Stockholders”) own an aggregate of 13,800,000 founder’s shares and 13,800,000 founder’s warrants. The Sponsor also owns an additional 7,000,000 warrants (the “Sponsor Warrants”). These shares and warrants will not participate in liquidation distributions if the Resolute Transaction is not consummated and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.
The Initial Stockholders have waived their rights to receive distributions with respect to the founder’s shares upon liquidation if we are unable to consummate the Resolute Transaction. Accordingly, the founder’s shares, as well as the founder’s warrants, will be worthless if we do not consummate the Resolute Transaction by September 28, 2009. The Sponsor Warrants will also expire worthless if we fail to consummate the Resolute Transaction within such time period. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
The Sponsor, which is an entity controlled by Thomas O. Hicks, our founder and chairman of the board, controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
The Sponsor owns 19.6% of the issued and outstanding shares of our common stock. Accordingly, the Sponsor will continue to exert control at least until the consummation by us of the Resolute Transaction. In the event the Initial Stockholders purchase any additional shares of our common stock, they will vote any such shares acquired by them in favor of the Resolute Transaction and in favor of an amendment to our charter to provide for our perpetual existence in connection with a vote to approve the Resolute Transaction Proposal. Furthermore, in the event that Mr. Hicks or our directors acquire public shares, we anticipate that they would vote such shares in favor of the Resolute Transaction. Thus, additional purchases of public shares by the Initial Stockholders would likely allow them to exert additional influence over the approval of the Resolute Transaction Proposal. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Another factor that would be taken into consideration would be that any such additional purchases would likely increase the chances that our initial business combination would be approved.
We, and after the consummation of the Resolute Transaction, REC, may redeem our warrantholders’ unexpired warrants prior to their exercise at a time that is disadvantageous to them, thereby making their warrants worthless.
We have, and after the consummation of the Resolute Transaction, REC, will have, the ability to redeem the outstanding Public Warrants or REC Warrant, as applicable, at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant. These redemption rights with respect to the outstanding Public Warrants or REC Warrants, as applicable, could force warrant holders:
•	to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;

•	to sell their warrants at the then current market price when they might otherwise wish to hold their warrants; or

•	to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants.
None of the founder’s warrants will be redeemable by us so long as they are held by the Initial Stockholders or their permitted transferees and none of the Sponsor Warrants will be redeemable by us or REC, as applicable, so long as they are held by the Sponsor, Seller, or their respective transferees.
Members of our management team and board are, and may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and may consider Resolute Transactions with entities reviewed by us as possible targets.
Members of our management team and board are and may in the future become affiliated with entities engaged in business activities similar to those conducted by us and may consider Resolute Transactions with entities reviewed by us as possible targets. As a result, certain officers or directors or their affiliates might pursue Resolute Transactions with businesses that were considered by us as possible targets.

The price of REC common stock after the consummation of the Resolute Transaction may be volatile.
The price of REC common stock after the consummation of the Resolute Transaction may be volatile, and may fluctuate due to factors such as:
•	changes in oil and natural gas liquids prices;

•	changes in production levels;

•	actual or anticipated fluctuations in REC’s quarterly and annual results and those of its publicly held competitors;

•	mergers and strategic alliances among any exploration and production companies;

•	market conditions in the industry;

•	changes in government regulation and taxes;

•	geological developments;

•	the level of foreign imports of oil and natural gas and oil and natural gas liquids;

•	fluctuations in REC’s quarterly revenues and earnings and those of its publicly held competitors;

•	shortfalls in REC’s operating results from levels forecasted by securities analysts;

•	investor sentiment toward the stock of exploration and production companies in general;

•	announcements concerning REC or its competitors; and

•	the general state of the securities markets.
We may waive one or more of the conditions to the closing of the Resolute Transaction without resoliciting stockholder approval for the Resolute Transaction.
We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Resolute Transaction, to the extent permitted by applicable laws. Our board of directors will evaluate the materiality of any waiver to determine whether amendment of this proxy statement/prospectus and resolicitation of proxies is warranted. In some instances, if our board of directors determines that a waiver is not sufficiently material to warrant resolicitation of stockholders, we have the discretion to complete the Resolute Transaction without seeking further stockholder approval.
Following the consummation of the Resolute Transaction, REC will have anti-takeover provisions in its organizational documents that may discourage a change of control.
Following the consummation of the Resolute Transaction, certain provisions of REC’s charter and REC’s bylaws may have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by stockholders.
These provisions provide for, among other things:
•	a classified board of directors’ divided into three classes with staggered three-year terms;

•	the removal of directors only for cause and only with the affirmative vote of holders of at least a majority of the voting power of all then outstanding shares of REC common stock entitled to vote generally in the election of directors;

•	the board of director’s ability to authorize and issue undesignated preferred stock;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings;

•	no ability for stockholders to call special stockholder meetings;

•	no ability for stockholders to take action by written consent;

•	the stockholders’ ability to amend, alter or repeal, or adopt any provision as part of REC’s charter inconsistent with the provisions of REC’s charter dealing with REC’s board of directors, bylaws, meetings of REC’s stockholders or amendment of REC’s charter only by the affirmative vote of the holders of at least 66 2/3% of the voting power of all then outstanding shares of capital stock of REC entitled to vote generally in the elections of directors, voting together as a single class (in addition to any other vote that may be required by law or any preferred stock designation); and

•	the stockholders’ ability to adopt, amend, alter or repeal REC’s bylaws only by the affirmative vote of the holders of at least 66 2/3% of the voting power of all then outstanding shares of capital stock of REC entitled to vote generally in the elections of directors voting together as a single class.
In addition, Section 203 of the DGCL may, under certain circumstances, make it more difficult for a person who would be an “interested stockholder”, which is defined generally as a person with 15% or more of a corporation’s outstanding voting stock to effect a “business combination” with the corporation for a three-year period. A “business combination” is defined generally as mergers, consolidations and certain other transactions, including sales, leases or other dispositions of assets with an aggregate market value equal to 10% or more of the aggregate market value of the corporation.
These anti-takeover provisions could make it more difficult for a third party to acquire REC, even if the third party’s offer may be considered beneficial by many stockholders. As a result, stockholders may be limited in their ability to obtain a premium for their shares.
The New York Stock Exchange may fail to list REC’s securities on its exchange, or delist REC’s securities from quotation on its exchange in the future, which could limit investors’ ability to make transactions in its securities and subject REC to additional trading restrictions.
REC intends to list its securities on the New York Stock Exchange, or the NYSE, a national securities exchange. However, REC cannot assure you that its securities will be listed, or will continue to be listed, on the NYSE, following the consummation of the Resolute Transaction. Additionally, REC will be required to file an initial listing application for the NYSE and meet the NYSE’s initial listing requirements as opposed to its more lenient continued listing requirements. REC cannot be certain that it will be able to meet those initial listing requirements at that time.
If the NYSE fails to list REC’s securities on its exchange, or delists REC’s securities from trading on its exchange in the future, REC could face significant material adverse consequences, including:
•	a limited availability of market quotations for its securities;

•	a determination that its common stock is a “penny stock” which will require brokers trading in its common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for REC common stock;

•	a limited amount of news and analyst coverage for its company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources both before and after consummation of the Resolute Transaction.
Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, will require that REC evaluate and report on its system of internal controls and that REC have such system of internal controls. If REC fails to maintain the adequacy of its internal controls, it could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm REC’s business. Section 404 of the Sarbanes-Oxley Act also requires that REC’s independent registered public accounting firm report on management’s evaluation of REC’s system of internal controls. The development of the internal controls in order to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete the Resolute Transaction. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over its financial processes and reporting in the future, could harm REC’s operating results or cause REC to fail to meet its reporting obligations. Inferior internal controls could also cause investors to lose confidence in REC’s reported financial information, which could have a negative effect on the trading price of the shares of REC common stock.
The sale or availability for sale of substantial amounts of shares of REC common stock and REC warrants could cause the price of REC common stock and REC warrants to decline.
Upon the consummation of the Resolute Transaction, the Initial Stockholders and affiliates of Seller will own at least 4.6 million and 9.2 million shares of REC common stock, respectively (in addition to REC Earnout Shares and warrants exercisable for REC common stock). In the future, such shares may be sold from time to time in the public market pursuant to the registration rights to be granted in connection with the Resolute Transaction or pursuant to Rule 144. Such sales may commence after 180 days after the closing of the Resolute Transaction. The sale of these shares or the availability for future sale of these shares could adversely affect the market price of the REC common stock and could impair the future ability of REC to raise capital through offerings of REC common stock.
Our stockholders at the time of the Resolute Transaction who purchased units in the Offering and do not properly exercise their conversion rights with respect to their public shares may have rescission rights and related claims.
There are several aspects of the Resolute Transaction and the other matters which were not described in the prospectus issued by us in connection with the Offering. These include that we may seek to amend our charter prior to the consummation of a business combination, that funds in the trust account might be used, directly or indirectly, to purchase public shares other than from holders who have voted against the Resolute Transaction Proposal and properly demanded that their public shares be converted into cash, that we may consummate a business combination with an entity engaged in the energy industry as its principal business or that we may seek to amend the terms of the Warrant Agreement and exchange its outstanding Public Warrants for cash financed out of the trust account. Consequently, our filing of a charter amendment in connection with the Resolute Transaction, our use of funds in the trust account to purchase public shares from our stockholders who have indicated their intention to vote against the Resolute Transaction Proposal and convert their public shares into cash, our consummation of a business combination with Seller which operates in the energy industry and the exchange of a portion of the outstanding warrants for cash might be grounds for a stockholder who purchased units in the Offering, excluding the Initial Stockholders, and who still held their units at the time of the Resolute Transaction without seeking to convert their public shares into a pro rata portion of the trust account, to seek rescission of their purchase of the units that such stockholder acquired in the Offering. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in value of such stockholders shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares.
Additional Information About the Resolute Transaction and Where to Find It
In connection with the Resolute Transaction, REC, an affiliate of Resolute, has filed with the SEC a preliminary Registration Statement on Form S-4 that will include a proxy statement of the Company and that will constitute a prospectus of REC. Once finalized, we will mail the definitive proxy statement/prospectus to our stockholders. Before making any voting decision, we urge our investors and security holders to read the preliminary proxy statement/prospectus and the definitive proxy statement/prospectus when it becomes available, as well as other relevant materials filed with the SEC, as they will contain important and expanded and updated information regarding the Resolute Transaction. Our stockholders may obtain copies of all documents filed with the SEC regarding the Resolute Transaction, free of charge, at the SEC’s website (www.sec.gov) or by directing a request to our corporate secretary at 100 Crescent Court, Suite 1200, Dallas, Texas 75201 or by contacting our corporate secretary at (214) 615-2300.
Participants in Solicitation
We and our directors and officers may be deemed participants in the solicitation of proxies to our stockholders with respect to the Resolute Transaction. A list of the names of those directors and officers and a description of their interests in the Company is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC, and will also be contained in the our proxy statement regarding the Resolute Transaction when it becomes available. Our stockholders may obtain additional information about the interests of our directors and officers in the Resolute Transaction by reading our proxy statement and other materials to be filed with the SEC regarding the Resolute Transaction when such information becomes available.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit
Number	Description
2.1	Purchase and IPO Reorganization Agreement, dated as of August 2, 2009, by and among the Registrant, Resolute Energy Corporation, Resolute Subsidiary Corporation, Resolute Aneth LLC, Resolute Holdings, LLC, Resolute Holdings Sub, LLC, and HH-HACI, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 6, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 filed on September 4, 2007).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on September 27, 2007).

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 3, 2007).

10.1	Amendment, dated August 2, 2009, to the Underwriting Agreement between the Registrant and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 3, 2009).

10.2	Termination of Purchase Agreement, dated August 2, 2009, between the Registrant and Thomas O. Hicks (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 3, 2009).

31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HICKS ACQUISITION COMPANY I, INC.

Date: August 10, 2009
/s/ Joseph B. Armes
	Name:	Joseph B. Armes
	Title:	President, Chief Executive Officer and Chief Financial Officer